Form 10QSB
period 1995-12-30
SIGMA 7 PRODUCTS INC
filed 1997-02-14
CIK 842290

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                            FORM 10-QSB




Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                  For Quarter Ended December 31, 1995


                     	Commission File No. 0-17700




                         SIGMA-7 PRODUCTS, INC.
          (Exact name of Registrant as specified in its charter)


            COLORADO                                84-1095500
 (State or other jurisdiction of              (I.R.S. Empl. Ident. No.
                                           incorporation or organization)


   2501 East 3rd Street
     Casper, Wyoming                                 82609
(Address of Principal Executive Offices)           (Zip Code)


                               (307) 235-0012
            (Registrant's Telephone Number, including Area Code)




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Regis-trant was required to file such reports), and (2) has been subject to such filing to such filing requirements for at least the past 90 days.

                     Yes               No   X

The number of shares outstanding of each of the Registrant's classes of common equity, as of December 31, 1995 are as follows:


      Class of Securities                        Shares Outstanding
   Common Stock, no par value                        756,042,241

                                    INDEX


                                                                Page of
                                                                Report
        PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

        Balance Sheets:

          As of December 31, 1995 (Unaudited) and
          September 30, 1995...................................... 3

        Statement of Operations (Unaudited):

          For the three months ended December 31, 1995
          and Cumulative from inception (October 3, 1988)
          through December 31, 1995............................... 4

        Statements of Cash Flows (Unaudited):

          For the three months ended December 31, 1995
          and Cumulative from inception (Octobrt 3, 1988)
          through December 31, 1995............................... 5

        Notes to Financial Statements (Unaudited)................. 6


Item 2.	Management's Discussion and Analysis or
        Plan of Operation......................................... 7



        PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K.......................... 8


        Signatures................................................ 8

Item 2.	Management's Discussion and Analysis or Plan of Operation.

  Background. The Company was incorporated in the State of Colorado under the name of Seek-2 Ventures, Inc. on October 3, 1988 as a blind pool corporation for the purpose of obtaining capital to take advantage of domestic and foreign business opportunities. On April 13, 1989, the Company completed its initial public offering of 11,460,000 shares of stock raising the approximate net sum of $93,467.

  On April 19, 1989, the Company amended its Articles of Incorporation chang-ing the Company's name to Sigma-7 Products, Inc. Subsequently, on January 25, 1992 the Company changed its name to Global Development Group, Inc.

  During the period between April 19, 1989 and approximately March 1, 1991, the Company engaged in the manufacture of electronic self-protection devices commonly referred to as "stun-guns". During 1991 the Company determined that pursuing the stun gun manufacturing business would require substantially more funds than it could reasonably expect to raise in the near future, Further, various economic, governmental and regulatory agencies brought focus on the industry in such a manner that it did not appear to be in the Company's best interest to pursue this endeavor. During late February and early March 1991, the Company ceased to operate that business due to a lack of working capital and extended debt.

  Subsequent to January 1, 1991, the Company engaged in a financial restruct-uring to eliminate as much debt as possible and to make the Company attrac-tive for acquisition and/or merger with qualified individuals and companies with existing operations.

  The Company's sole business at this point is to seek to acquire assets of or an interest in a small to medium-size company or venture actively engaged in a business generating revenues or having immediate prospects of generating revenues. The Company plans to acquire such assets or shares by exchanging therefor the Company's securities. In order to avoid becoming subject to regulation under the Investment Company Act of 1940, as amended, the Company does not intend to enter into any transaction involving the purchase of another corporation's stock unless the Company can acquire at least a majority interest in that corporation. The Company has not identified any industry, segment within an industry or type of business, nor geographic area, in which it will concentrate its effort, and any assets or onterest acquired may be in any industry or location, anywhere in the world. The Company will give preference to profitable companies or ventures with a significant asset base sufficient to support a listing on a national securities exchange or quota-tion on the NASDAQ system. Members of management (all of whom are devoting part time to the Company's affairs) plan to search for an operating business or venture which the Company can acquire, thereby becoming an operating company. There is no assurance that the Company will be succesful in this endeavor. The Company has no operations or source of revenues. Unless the Company succeeds in acquiring a company or properties which provide cash flow, the Company's ability to survive is in doubt.

  Financial Condition. During the quarter ended December 31, 1995 (first quarter of the fiscal year), the Company had no revenues and did not have operations. Expenses for this period were minimal, resulting in a loss of $3,208. The Company has, since inception, accumulated a deficit (net loss) through the end of this quarter of $444,361.

  Liquidity and Capital Resources. The Company had $1,442 cash on hand at the end of the quarter. The Company had no other cash or other assets, nor any current plans to raise capital. Whether the Company ultimately becomes a going concern depends upon its success in finding and acquiring a suitable private business and the success of that acquired business. At this time, the Company has no commitment for any capital expenditure and foresees none. Offices are provided without charge to the Company. However, the Company will incur routine fees and expenses incident to filing of reports with the Securities and Exchange Commission, and it will incur fees and expenses in the event it makes or attempts to make an acquisition. As a practical matter, the Company expects no significant operating costs other than professional fees payable to attorneys and accountants.

  In regard to a proposed acquisition, the Company anticipates requiring the target company to deposit with the Company a retainer which the Company can use to defray such professional fees and costs. In this way, the Company could avoid the need to raise funds for such expenses or becoming indebted to such professionals. Moreover, investigation of business ventures for poten-tial acquisition will involve some costs, at the least postage and long-distance telephone charges. Management hopes, once a candidate business venture is deemed to be appealing, to likewise secure a deposit from the business venture to defray expenses or further investigation, such as air travel and lodging expenses. An otherwise desirable business venture may, however, decline to post such a deposit.

  The Company has no credit available to it and is unable to borrow money. Management does not anticipate raising funds through the sale of securities or otherwise, and it is unlikely that significant funds could be raised in a securities offering, in any event. This inability to raise funds could negatively affect the Company's realization of its business purpose.

Board of Directors
SIGMA-7 PRODUCTS, INC.
Cheyenne, Wyoming


The accompanying balance sheet of SIGMA-7 Products, Inc. (a development stage company) as of December 31, 1995 and the related statements of opera-tions and cash flows for the three month period ended December 31, 1995 and for the period from inception (October 3, 1988) to December 31, 1995 were not audited by us, and accordingly, we do not express an opinion on them.

The financial statements do not contain all of the disclosures required by generally accepted accounting principles. If the required disclosures were included, they might influence the user's conclusions about the Company's financial position, results of operations and cash flows.

The financial statements for the year ended September 30, 1995, were audited by us and we expressed an unqualified opinion on them in our report dated January 23, 1996, but we have not performed any auditing procedures since that date.


LEVINE, HUGHES & MITHUEN, INC.


Englewood, Colorado
August 1, 1996

                         SIGMA-7 PRODUCTS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                             BALANCE SHEETS


                                	ASSETS

                                      December 31,             September 30,
                                          1995                      1995
                                      ------------             -------------
                                      (Unaudited)                  (Note)
Current assets:

  Cash                                $     1,442              $        500
                                      ============             =============


                  LIABILITIES AND STOCKHOLDERS' EQUITY:


Current liabilities:

  Accounts payable                    $     1,168              $        443
  Notes payable                             5,000                     5,000
  Accrued interest                          5,778                     5,553
                                      ------------             -------------
    Total current liabilities              11,946                    10,996


Stockholders' equity:

  Preferred stock, no par value,
    10,000,000 shares authorized;
    none issued and outstanding
  Common stock, no par value;
    1,000,000,000 shares authorized;
    756,042,241 and 744,042,291 shares
    issued and outstanding at Dec. 31,
    and September 30, 1995. (Note 2)      419,489                   418,289
  Contributed capital                       8,250                     6,250
  Deficit accumulated during the
    development stage                    (438,243)                 (435,035)
                                      ------------              -----------

  Total stockholders' (deficit)           (10,504)                  (10,496)
                                      ------------              -----------
                                      $     1,442               $       500
                                      ============              ============

Note:   Taken from the audited balance sheet at that date.

                            SIGMA-7 PRODUCTS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                          STATEMENTS OF OPERATIONS


                                                             October 3, 1988
                                       Three months            (Inception)
                                           Ended                   To
                                       Dec. 31, 1995          Dec. 31, 1995
                                       -------------          ---------------
                                        (Unaudited)            (Unaudited)

Revenue                               $          -            $       20,966

Operating expenses:

  General and administration                 2,983                   480,768
  Interest expense                             225                    35,469
  Amortization                                   -                       250
                                      -------------           ---------------
                                             3,208                   516,487

Other income                                     -                    51,160
                                      -------------           ---------------
Income (loss) before
  extraordinary item:                       (3,208)                 (444,361)

Extraordinary items:

  Gain on conversion of
    debt to equity                               -                     6,118
                                      -------------           ---------------
Net income (loss)                     $     (3,208)           $     (438,243)
                                      =============           ===============

Net loss per share                    $          *            $            *
                                      =============           ===============

Weighted average
  number of common
  shares outstanding                   752,650,987               254,265,314
                                      =============           ===============



* less than $.01 per share.

                          SIGMA-7 PRODUCTS, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                         STATEMENTS OF CASH FLOWS


                                                             October 3, 1988
                                     Three Months              (Inception)
                                         Ended                      To
                                   December 31, 1995        December 31, 1995
                                  -----------------         -----------------
                                     (Unaudited)               (Unaudited)
Cash flows from operating
  activities:

  Net (loss) income               $        (3,208)          $       (438,243)

  Adjustments to reconcile net
   income(loss) to net cash
   provided by operating
   activities:

   Amortization                                 -                        250

Cash provided (used) due to
  changes in assets and
  liabilities:

  Issuance of common stock
   for services                             1,200                     42,700
  Other income                                  -                    (51,160)
  Accounts payable                            725                     38,836
  Accrued interest and expense                225                     18,059
                                       -----------             --------------

Net cash used by operating
  activities                               (1,058)                  (389,558)
                                       -----------             --------------

Cash flows from financing activities:

  Net proceeds from issuance
   of common stock:
    For cash                                   -                     195,405
    For conversion of debt                     -                     198,706
  Increase in notes payable                    -                       6,213
  Deferred offering costs                      -                     (17,324)
  Contributed capital                      2,000                       8,250
  Increase in organization costs               -                        (250)
                                      -----------              --------------

Net cash provided by financing
  activities                               2,000                     391,000
                                      -----------              --------------

Net increase in cash
  and cash equivalent                        942                       1,442
                                      -----------              --------------
Cash and cash equivalents,
  beginning of period                        500                           -
                                      -----------              --------------

Cash and cash equivalents,
  end of period                       $    1,442               $       1,442
                                      ===========              ==============

                          SIGMA-7 PRODUCTS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS



NOTE 1:	CONDENSED FINANCIAL STATEMENTS

  The financial statements included herein have been prepared by SIGMA-7 Products, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the September 30, 1995 audited financial statements and the accompanying notes therto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

  The management of the Company believes that the accompanying unaudited condensed financial statements contain all adjustments (including normal recurring adjustment) necessary to present fairly the operations and cash flows for the periods presented.


NOTE 2:	ISSUE OF COMMON STOCK

  During October, 1995, the Company, with the approval of its Board of Directors, issued and caused to be delivered 12,000,000 of its common stock as payment for services rendered to two of its corporate officers and its legal counsel.

Part II

Item 6. Exhibits and Reports on Form 8-K.

        (a)  Exhibit 27.
        (b)  Reports on Form 8-K.
               None.


                               SIGNATURES

  In accordance with the requirements of the Exchange Act, the Registrant caused this Report on Form 10-QSB/A to be signed on its behalf by the under-signed, thereunto duly authorized.


DATED:  February 7, 1997
        SIGMA-7 PRODUCTS, INC.




         /s/ Donald Smith
         By  Donald Smith
         Chief Executive Officer
         and Chief Financial Officer