Form 10QSB
period 1996-06-30
SIGMA 7 PRODUCTS INC
filed 1997-02-18
CIK 842290

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                            FORM 10-QSB




Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                  For Quarter Ended June 30, 1996


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

The number of shares outstanding of each of the Registrant's classes of common equity, as of June 30, 1996 are as follows:


      Class of Securities                        Shares Outstanding
   Common Stock, no par value                        756,042,241

                                    INDEX


                                                                Page of
                                                                Report
        PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

        Balance Sheets:

          As of June 30, 1996 (Unaudited) and
          September 30, 1995...................................... 3

        Statement of Operations (Unaudited):

          For the three months ended June 30, 1996
          and Cumulative from inception (October 3, 1988)
          through June 30, 1996................................... 4

        Statements of Cash Flows (Unaudited):

          For the three months ended June 30, 1996
          and Cumulative from inception (Octobrt 3, 1988)
          through June 30, 1996................................... 5

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

  Financial Condition. During the quarter ended June 30, 1996 (third quarter of this year), the Company had no revenues and did not have operations. Expenses for this period were minimal, resulting in a loss of $522. The Company has, since inception, accumulated a deficit (net loss) through the end of this quarter of $449,692.

  Liquidity and Capital Resources. The Company had $1,744 cash on hand at the end of the quarter. The Company had no other cash or other assets, nor any current plans to raise capital. Whether the Company ultimately becomes a going concern depends upon its success in finding and acquiring a suitable private business and the success of that acquired business. At this time, the Company has no commitment for any capital expenditure and foresees none. Offices are provided without charge to the Company. However, the Company will incur routine fees and expenses incident to filing of reports with the Securities and Exchange Commission, and it will incur fees and expenses in the event it makes or attempts to make an acquisition. As a practical matter, the Company expects no significant operating costs other than professional fees payable to attorneys and accountants.

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

Board of Directors
SIGMA-7 PRODUCTS, INC.
Cheyenne, Wyoming


The accompanying balance sheet of SIGMA-7 Products, Inc. (a development stage company) as of June 30, 1996 and the related statements of opera-tions and cash flows for the three month period ended December 31, 1995 and for the period from inception (October 3, 1988) to June 30, 1996 were not audited by us, and accordingly, we do not express an opinion on them.

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


LEVINE, HUGHES & MITHUEN, INC.


Englewood, Colorado
August 5, 1996

                         SIGMA-7 PRODUCTS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                             BALANCE SHEETS


                                	ASSETS

                                        June 30,             September 30,
                                          1996                      1995
                                      ------------             -------------
                                      (Unaudited)                  (Note)
Current assets:

  Cash                                $     1,744              $        500
                                      ============             =============


                  LIABILITIES AND STOCKHOLDERS' EQUITY:


Current liabilities:

  Accounts payable                    $     6,351              $        443
  Notes payable                             5,000                     5,000
  Accrued interest                          6,228                     5,553
                                      ------------             -------------
    Total current liabilities              17,579                    10,996


Stockholders' equity:

  Preferred stock, no par value,
    10,000,000 shares authorized;
    none issued and outstanding
  Common stock, no par value;
    1,000,000,000 shares authorized;
    756,042,241 and 744,042,291 shares
    issued and outstanding at June 30,
    1996 and Sep. 30, 1995. (Note 2)      419,489                   418,289
  Contributed capital                       8,250                     6,250
  Deficit accumulated during the
    development stage                    (443,574)                 (435,035)
                                      ------------              -----------

  Total stockholders' (deficit)           (15,853)                  (10,496)
                                      ------------              -----------
                                      $     1,744               $       500
                                      ============              ============

Note:   Taken from the audited balance sheet at that date.

                            SIGMA-7 PRODUCTS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                          STATEMENTS OF OPERATIONS


                                                              October 3, 1988
                          Three months        Nine month          (Inception)
                             Ended               Ended                To
                          June 30, 1996      June 30, 1996     June 30, 1996
                          -------------      -------------    ---------------
                           (Unaudited)        (Unaudited)       (Unaudited)

Revenue                   $          -       $          -            20,966

Operating expenses:

  General and admin.              (747)             7,864           485,649
  Interest expense                 225                675            35,919
  Amortization                       -                  -               250
                          -------------      -------------    --------------
                                  (522)             8,539           521,818

Other income                         -                  -            51,160
                          -------------      -------------    --------------
Income (loss) before
  extraordinary item:              522             (8,539)         (449,692)

Extraordinary items:

  Gain on conversion of
    debt to equity                   -                  -             6,118
                          -------------      -------------    --------------
Net income (loss)        $         522       $     (8,539)    $    (443,574)
                         ==============      =============    ==============


Net loss per share       $          *        $          *     $           *
                         ==============      =============    ==============


Weighted average
  number of common
  shares outstanding      754,899,434         754,899,434       285,440,601
                         =============       =============    ==============




* less than $.01 per share.

                          SIGMA-7 PRODUCTS, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                         STATEMENTS OF CASH FLOWS


                                                                Oct. 3, 1988
                                 Three Months    Nine Months     (Inception)
                                     Ended           Ended            To
                                June 30, 1996   June 30, 1996   June 30, 1996
                               ---------------  --------------  --------------
                                 (Unaudited)     (Unaudited)     (Unaudited)
Cash flows from operating
  activities:

  Net (loss) income            $       522     $    (8,539)     $  (443,574)

  Adj. to reconcile net
   income(loss) to net cash
   provided by operating
   activities:

   Amortization                          -                -              250

Cash provided (used) due to
  changes in assets and
  liabilities:

  Issuance of common stock
   for services                          -            1,200           42,700
  Other income                           -                -          (51,160)
  Accounts payable                       -            5,908           44,019
  Accrued interest and exp.            225              675           18,509
                                -----------     ------------     ------------

Net cash used by operating
  activities                           747             (756)        (389,256)
                                -----------     ------------     ------------

Cash flows from financing actvts:

  Net proceeds from issuance
   of common stock:
    For cash                            -                 -          195,405
    For conversion of debt              -                 -          198,706
  Increase in notes payable             -                 -            6,213
  Deferred offering costs               -                 -          (17,324)
  Contributed capital                   -             2,000            8,250
  Increase in org. costs                -                 -             (250)
                               -----------      ------------     ------------

Net cash provided by financing
  activities                          747             2,000          391,000
                               -----------      ------------     ------------

Net increase in cash
  and cash equivalent                 747             1,244            1,7447
                               -----------      ------------     ------------
Cash and cash equivalents,
  beginning of period                 997               500                -
                               -----------      ------------     ------------

Cash and cash equivalents,
  end of period                $    1,744       $     1,744      $     1,744
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