Form 10QSB/A
period 1995-12-30
SIGMA 7 PRODUCTS INC
filed 1997-03-06
CIK 842290

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                    AMENDMENT #1 TO FORM 10-QSB




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


DATED:  March 5, 1997
        SIGMA-7 PRODUCTS, INC.




         /s/ Donald Smith
         By  Donald Smith
         Chief Executive Officer
         and Chief Financial Officer