Form 10KSB
period 1996-09-30
SIGMA 7 PRODUCTS INC
filed 1997-03-14
CIK 842290

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                             FORM  10-KSB


           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934


For fiscal year ended September 30, 1996     Commission File No. 0-17700


                        SIGMA-7 PRODUCTS, INC.
        (Exact name of registrant as specified in its charter)

        COLORADO                                      84-1095500
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

    2501 East 3rd Street
   Casper, Wyoming 82609                               (307) 235-0012
(Address of Principal's Executive Offices)    (Registrant's Telephone No.
                                                       incl. area code)

    Securities registered pursuant to
      Section 12(b) of the Act:                       NONE

    Securities registered pursuant to
      Section 12(g) of the Act:                       NONE

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
    Yes        No    X

 Indicate by check mark if no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
 Yes   X     No

 The registrant's revenues for its most recent fiscal year were $-0-.

 The aggregate market value of the 45,467,291 shares of common stock of the registrant held by non-affiliates on September 30, 1996 was not determinable.

 At September 30, 1996 a total of 758,287,497 shares of common stock were outstanding.


                                PART I

Item 1.  Description of Business.

Background
 The Company was incorporated in the State of Colorado under the name of Seek-2 Ventures, Inc. on October 3, 1988 as a blind pool corporation for the purpose of obtaining capital to take advantage of domestic and foreign business opportunities. On April 13, 1989, the Company completed its initial public offering of 11,460,000 shares of stock raising the approximate net sum of $93,467.

 On April 19, 1989, the Company amended its Articles of Incorporation changing the Company's name to Sigma-7 Products, Inc. Subsequently, on January 25, 1992 the Company changed its name to Global Development Group, Inc. and back again to Sigma-7 Products, Inc. on May 25, 1995.

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

 Subsequent to January 1, 1991, the Company engaged in a financial restructur-ing to eliminate as much debt as possible and to make the Company attractive for acquisition and/or merger with qualified individuals and companies with existing operations.

 During fiscal year 1991 the Company issued 9,935,291 shares of its no par value common stock as part of its warrants exercised at $.02 per share, in exchange for the conversion of certain judgement obligations and other out-standing trade debts amounting to approximately $198,706. This exchange included 7,500,000 shares of the Company's common stock given in exchange for $150,000 in loans and rentals by G&A Asset Management, Inc., a Colorado corporation owned by the trusts for the children of the then Company's president. It also includes 1,550,000 shares given as payment of accrued unpaid salaries due to the Company's former officer, James Twist, in the amount of $31,000.

 During 1991 the Company determined that pursuing the stun gun manufacturing business would require substantially more funds than it could reasonably expect to raise in the near future. Further, various economic, governmental and regulatory agencies brought focus on the industry in such a manner that it did not appear to be in the Company's best interest to pursue this endeavor. Accordingly, the Company became a shell corporation seeking to acquire a business or assets and thereby become an operating business.

Business of the Company
 The Company's sole business at this point is to seek to acquire assets of or an interest in a small to medium-size company or venture actively engaged in a business generating revenues or having immediate prospects of generating revenues. The Company plans to acquire such assets or shares by exchanging therefor the Company's securities. In order to avoid becoming subject to regulation under the Investment Company Act of 1940, as amended, the Company does not intend to enter into any transaction involving the purchase of another corporation's stock unless the Company can acquire at least a majority interest in that corporation. The Company has not identified any industry, segment within an industry or type of business, nor geographic area, in which it will concentrate its efforts, and any assets or interest acquired may be in any industry or location, anywhere in the world. The Company will give preference to profitable companies or ventures with a significant asset base sufficient to support a listing on a national securities exchange or quotation on the NASDAQ system. Members of management (all of whom are devoting part time to the Company's affairs) plan to search for an operating business or venture which the Company can acquire, thereby becoming an operating company. There is no assurance that the Company will be successful in this endeavor. The Company has no operations or source of revenues. Unless the Company succeeds in acquiring a company or properties which provide cash flow, the Company's ability to survive is in doubt.

 The Company hopes to make an acquisition as soon as possible; but there is no assurance that any acquisition will be made or made on terms ultimately favorable to the Company. No agreement or arrangement exists for any acquisition.

Employees
 The Company has no employees other than its officers and no full-time employees. Its officers expect to devote as much of their time as they deem necessary to find and acquire assets or interests in one or more other businesses.

Item 2.  Description of Property.

 The Company neither owns nor leases any real estate or other properties. The Company's offices are located at 2501 East 3rd Street, Casper, Wyoming 82609, and are provided at no charge by its President. This arrangement will continue until the Company determines to relocate its offices, which is not now anticipated, since the current arrangement is entirely adequate for the Company's needs. The Company does not intend to acquire any properties or additional offices, and Management does not anticipate that the Company will rent office space unless and until it has acquired a business opportunity, in which case the Company's offices almost certainly will be the same as those of the business opportunity acquired.


Item 3.  Legal Proceedings.

 The Company is not involved in any threatened or pending legal proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.

 No matters were submitted to a vote of the Company's security holders.

                               PART  II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters.

Market Information
 The Company's outstanding Common Shares were not publicly quoted or traded during the fiscal year or the prior fiscal year. Once all required reports are brought current by filing with the Securities and Exchange Commission, the Company may seek to have its common stock quoted upon the OTC (over-the-counter) Electronic Bulletin Board operated by the National Association of Securities Dealers, Inc. There is no assurance that the Company's shares will be quoted in the future or that, if quoted, an active market will arise in its shares.

Holders
 The Company had approximately 101 shareholders of record as of September 30, 1996.

Dividends
 The Company does not expect to pay a cash dividend upon its capital stock in the foreseeable future. Payment of dividends in the future will depend on the Company's earnings (if any) and its cash requirements at that time.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

Results of Operations
 During the fiscal year ended September 30, 1996, the Company realized net income (loss) of $(7,535) from operating expenses related primarily to interest, miscellaneous filing fees, professional fees and general admin-istrative expenses.


Liquidity
 The Company had assets of $1,431 as of September 30, 1996 and had total liabilities of $536.

 The Company remains in the development stage at September 30, 1996. Since September 30, 1991, the Company has been unable to raise meaningful capital except to cover certain expense items. As a result the Company has been inactive since that date.

 As of September 30, 1996, the Company had accumulated a deficit (net loss) of $(442,570). The Company has virtual no assets and is completely illiquid. Management is actively seeking to make one or more acquisitions of privately held companies, properties or interests as described above, but has not yet entered into any understanding, agreement or arrangement with any person respecting such an acquisition. Whether the Company ultimately becomes a going concern depends upon its success in finding and acquiring a suitable private business and the success of that acquired business. The Company has no long-term liabilities and only modest short-term liabilities discussed below. Assets and cash available to the Company from its Management and shareholders may not be sufficient for the Company to carry out its business plan. Problems relating to capital resources are more fully discussed in the paragraph below.


Capital Resources
 The Company has no commitment for any capital expenditure and foresees none. However, the Company will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur fees and expenses in the event it makes or attempts to make an acquisition. As a practical matter, the Company expects no significant operating costs other than professional fees payable to attorneys and accountants. In regard to a proposed acquisition, the Company intends to require the target company to deposit with the Company a retainer which the Company can use to defray such professional fees and costs. In this way, the Company could avoid the need to raise funds for such expenses or becoming indebted to such professionals. Moreover, investigation of business ventures for potential acquisition will involve some costs, including travel, lodging, postage and long-distance telephone charges. Management hopes, once a candidate business venture is deemed to be appealing, to likewise secure a deposit from the business venture to defray expenses of further investigation, such as air travel and lodging expenses. An otherwise desirable business venture may, however, decline to post such a deposit. In this event, such expenses can only be covered if affiliates of the Company loan or contribute the necessary capital to the Company (which is not assured) or if the Company is otherwise able to raise funds from third parties.

 The Company has no current intention of making a public offering of its securities but will investigate the feasibility of raising capital in one or more private transactions, if needed. The Company cannot assess the likelihood of raising any such capital or of obtaining loans. No source of funding or capital has been identified, and the Company has no credit or means to obtain a loan.

Shareholder's Equity
 At September 30, 1996, shareholders' equity was $895. From October 3, 1988 (inception) through September 30, 1992, the Company had issued 758,287,497 shares of its common stock. Of those shares, 213,500,000 are restricted shares owned by founders or affiliates. The Company sold 11,460,000 shares to the public in the Company's initial offering realizing net proceeds of $93,467 after payment of offering costs of $21,133. The Company exchanged 15,010,091 shares for debt or services and 4,072,000 shares were sold to the public through the exercise of Class A' Purchase Warrants at $.02 per share.

Plan of Operation
 The following discussion sets forth Management's plan of operation for the Company over the next twelve months from the date of this report, and thereafter, if no acquisition is made within twelve months.

 The Company intends to seek, evaluate and (if warranted) acquire one or more properties or private companies or businesses. Such an acquisition may be made by purchase, merger, exchange of stock or otherwise, and may encompass assets or a business entity such as a corporation, partnership or joint venture. Since the Company has no capital, it is unlikely that the Company will be able to take advantage of more than one such opportunity. Management intends to seek acquisitions demonstrating the potential for long-term growth in real value.

 The Company is not restricted in its search for business opportunities to any particular geographical area, industry or business within an industry and may engage in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. It is possible that Management may later determine to concentrate its search for business opportunities to a particular industry, segment of an industry, or a particular line of business, or to a defined geographical area. To date, however, no such determination has been discussed. Management's discretion is, as a practical matter, unlimited in the choice of a business venture or ventures. The Company's search generally will be directed toward smallish to medium-sized companies. Management anticipates that any business opportunity seriously considered for acquisition will be out of the development stage, and have revenues and earnings. The Company has no current plans to advertise or publish notices concerning its quest to make such an acquisition.


 Management does not intend to pursue any potential acquisition or combination beyond the preliminary negotiation stage with any business venture which does not have and cannot furnish the Company acceptable audited financial statements for at least its two most recent fiscal years and unaudited interim financial statements for any periods subsequent to its most recently completed fiscal year.


Form of Acquisition
 It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by Management to be suitable will be selected. In addition, the current Management and shareholders of the Company most likely will not have control of a majority of the voting shares of the Company following an acquisition transaction. As part of such a transaction, all or a majority of the Company's directors may resign, and new directors may be appointed without any vote by shareholders.


 An acquisition or business combination may occur in one of several ways, such as statutory merger or consolidation, asset purchase, or "reverse merger," in which the Company acquires all of the private company's outstanding common stock in exchange for the issuance of unregistered shares of the Company's common stock. Because the Company will have virtually no cash or other assets, it will be foreclosed from purchasing for cash the assets or outstanding voting stock of a viable business venture and can expect to make such an acquisition only by issuing additional shares of its Common Stock.


 Management anticipates that the acquisition will be structured so as to avoid creating a taxable event under federal tax laws and probably will be structured as a tax-free reorganization under Sections 351 or 368(a) of the Internal Revenue Code of 1986, as amended. It is anticipated that the value of any private company acquired no doubt will greatly exceed that of the Company. Thus it is all but certain that, following the acquisition, the current shareholders of the Company will in the aggregate own 20% or less of the Common Stock of the Company.


 The Company will participate in a business venture only after the negotiation and execution of a written agreement. Although the terms of such an agreement cannot be predicted, such agreements generally provide for representations and warranties by the various parties thereto, conditions of closing, post-closing covenants and restrictions, reciprocal indemnities, remedies upon default and other terms. As a general matter, the Company anticipates that it will enter into a letter of intent with the management, principals or owners of a prospective business opportunity. Such a letter of intent will set forth the terms of the proposed acquisition but will not bind the Company to consummate it. Execution of such a letter of intent will by no means indicate that consummation of an acquisition is probable.


 The Company will not be bound unless and until it executes a definitive agreement concerning the acquisition, as described in the foregoing paragraph, and then only if the Company has no contractual right to terminate the agreement on specified grounds. The investigation of specific opportunities and the negotiation, drafting and execution of agreements and other documents will require substantial costs for attorneys, accountants and others, probably amounting to several thousand dollars for each acquisition attempted. The Company does not have and may not be able to obtain the needed funds. If a decision is made not to participate in a specific business venture, or if a negotiated agreement is not consummated, the costs to the Company (which could be substantial in light of the Company's lack of cash) may not be recoverable. Management has not formulated any firm policy in this regard, but does not intend to proceed further than the drafting of a non-binding letter of intent in connection with any proposed acquisition unless and until (i) the Company has determined that the company to be acquired has or can obtain the financial statements required by applicable regulations of the Securities and Exchange Commission, and (ii) the company to be acquired has posted a deposit with the Company to be used for paying the Company's attorneys and accountants. Such a precaution will enable Management to limit the Company's financial exposure as to any acquisition which cannot be completed for any reason.


 Any attempted acquisition can be expected to absorb several weeks at the least, and perhaps longer. Moreover, any acquisition may involve substantial time delays, which can be caused for several reasons, including delays caused by complying with requirements of state law.


Analysis and Investigation of Opportunities
 The selection of a business venture or ventures in which the Company is to participate will be entirely subjective. The Company's lack of funds and full-time management will make it impossible to conduct complete investigations and analyses of individual business opportunities before making a decision. Participation may be based in large part on the perceived quality of a private company's management and personnel, properties or proprietary rights, products, services, marketing concepts, level of technology, or other factors which are often difficult to analyze with complete objectivity. Management's decisions may be made without the benefit of detailed feasibility studies, independent analysis, market surveys and similar professional studies which would be desirable if the Company had more funds available to it. In many instances, it is anticipated that the historical operations of a specific firm may not necessarily be indicative of its potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. Because of the lack of training and experience of Management, the Company will be heavily dependent upon the owners of a business opportunity to identify such problems and to implement, or be primarily responsible for the implementation of, required changes. Because the Company may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that the Company will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company's products or services will likely not be established, and such company may not be profitable when acquired.


 It is emphasized that Management may effect transactions having a potentially adverse impact upon its shareholders pursuant to the authority and discretion of the Company's current directors to complete acquisitions without submitting any proposal to the shareholders for their consideration. In some instances, however, the proposed participation in a business opportunity may be submitted to the shareholders for their consideration, either voluntarily by the directors to seek the shareholders' advice and consent or because state law so requires.


 The analysis of any business opportunity will be undertaken by or under the supervision of Management, none of whom is a professional business analyst or has any previous training or significant experience in business analysis. In selecting business ventures, Management anticipates that it will consider the following factors related to each business venture examined, among other possible factors: (1) total and net assets and shareholders' equity, in light of current and long-term liabilities; (2) total revenues and earnings, both current and over the prior three fiscal years; (3) potential for revenue and earnings growth; (4) existing and potential competition; (5) proprietary technology and know-how, as well as patents and trademarks, if any; (6) capabilities and experience of current management and management prospects already recruited; (7) capital requirements; (8) availability of new capital and debt financing sources, as well as relationships with existing lenders;
(9) the cost and form of participation by the Company; (10) special risks associated with the venture and its industry or industry segment; and (11) perceived desirability of the venture to investors in the public capital markets.



 It is anticipated that potential opportunities will become available to the Company from many sources, primarily its Management, but also including attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, consultants, entrepreneurs and others who may present unsolicited proposals. However, as of this date, Management does not intend paying a cash "finder's fee" to any person who presents a business opportunity to the Company. The Company may compensate a person who brings a business opportunity to the Company which subsequently is acquired, but any such compensation would be in the form of Common Stock (or options or other securities of the Company). Any such issuance of the Company's securities would be made on an ad hoc basis, and the amount or type of securities cannot at this time be predicted.



Item 7.  Financial Statements.

 See index to financial statements at page 11. The financial statements begin following that index. No supplementary financial data is required.

Item 8. Changes in and Disagreements with Accountants or Accounting and Financial Disclosure.

 None.

                               PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

 The present directors and executive officers of the Company, their ages, positions held in and tenure with the Company, are listed below. Each director will serve until the next annual meeting of shareholders, or until his respective successor has been elected and duly qualified. Directors serve one-year terms. Officers hold office at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exist or are contemplated. There is no arrangement between any such person or the Company and any third person pursuant to which such third person was or is to be selected as a director or officer of the Company. There are no family relationships between the directors and executive officers.



            Name                  Age       Position Held and Tenure

 Donald J. Smith        55   President, Chief Executive Officer, Director,
                             Chairman of the Board, since June 2, 1995.

 Timothy S. Gibson      41   Vice President, Secretary, Director since
                             June 2, 1995.

 Richard S. Rouse       55   Vice President, Director since June 2, 1995.

Biographical Information
 The following is a brief account of the business experience during at least the past five years of each person who is a director and executive officer at the time of filing this report, indicating the principal occupation and employment during that period, and the name and principal business of the organization in which such occupation and employment were carried out. None of such persons has ever devoted full time or any significant time to the Company's business. These persons have agreed to devote only such time to the Company's business as seems reasonable and necessary from time to time.




 Donald J. Smith. Mr. Smith has been since 1981 the sole owner and operator of Smith & Associates, a Real Estate brokerage firm in Casper, Wyoming. From January 1977 until august 1981, he was an associate broker at Heiser Realty, a Real Estate brokerage firm in Casper. In addition, Mr. Smith is a Vice-President and Director of Leverage Group, Inc., a blind pool development stage company in Denver, Colorado which is undergoing a public offering of its securities.



 Timothy S. Gibson. Mr. Gibson is a self-employed attorney who has practiced law in Denver, Colorado since 1983. He was awarded a B.S. Degree from Emporia State University (Kansas) in 1979 and a J.D. Degree from the University of Arkansas in 1983. Mr. Gibson also is a director and chairman, president and chief executive officer of another corporation with a business plan virtually identical to that of the Company: Gaensel Gold Mines, Inc., a Nevada corporation headquartered in Denver.


 Richard S. Rouse. Mr. Rouse is the President of Gasket and Molded Products, Inc. of Parker, Colorado. He has held that position since 1986. Between 1981 and 1985, Mr. Rouse was the General manager for the Boyd Corporation, Denver Branch. Between 1976 and 1981, Mr. Rouse was the General manager for the Boyd Corporation, Sparks, Nevada Branch and between 1974 and 1976 was a Sales Representative for the Boyd Corporation, Seattle, Washington Branch. Mr. Rouse received a Bachelor's degree in Business Management from Whitworth College, Spokane, Washington in 1965 and 1983 completed the Management
Action Program, an intensive course for Upper Management and CEO's.



General Conflicts of Interest
 Certain conflicts of interest now exist and will continue to exist between the Company and its officers and directors due to the fact that each has other employment or business interests to which he devotes his primary attention. Each officer and director is expected to continue to do so, notwithstanding the fact that Management time should be devoted to the Company's affairs. The Company has not established policies or procedures for the resolution of current or potential conflicts of interest between the Company and its Management. There can be no assurance that members of Management will resolve all conflicts of interest in the Company's favor. The officers and directors are accountable to the Company as fiduciaries, which means that they are legally obligated to exercise good faith and integrity in handling the Company's affairs. Failure by them to conduct the Company's business in its best interests may result in liability to them.


Indemnification
 The Company's Articles of Incorporation make provision to limit its directors liability to the greatest extent permitted by Colorado law. Colorado has legislation which authorizes corporations to limit or eliminate the personal liability of directors to corporations and their stockholders for monetary damages for breach of directors fiduciary duty of care. The duty of care requires that, when acting on behalf of the corporation, directors must exercise an informed business judgement based on all material information reasonably available to them. Absent the limitations authorized by the legislation, directors are accountable to corporations and their stockholders for monetary damages for conduct constituting gross negligence in the exercise of their duty of care. Although the statute does not change directors duty of care, it enables corporations to limit available relief to equitable remedies such as injunction or recision.



Exclusion of Director Liability
 Directors of the Company will not be personally liable for monetary damages for breach of a director's fiduciary duty as a director, except for liability
(I) for any breach of the director's duty of loyalty to the Company or its stockholders; (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law; (iii) acts omissions for which liability is expressly provided by statute; or (iv) for any transaction from which the director derived an improper personal benefit.
The Certificate of Incorporation provides that if the Colorado Business Corporation Act is amended after the effective date of the Certificate of Incorporation to authorize corporate action further eliminating or limiting the personal liability of directors, then the liability of a director of the Company will be eliminated or limited to the fullest extent permitted by Colorado Business Corporation Act, as so amended. The inclusion of this provision in the Certificate of Incorporation may have the effect of reducing the likelihood of derivative litigation against directors, and may discourage or deter stockholders or management from bringing a lawsuit against directors for breach of their duty of care, even though such action, if successful, might otherwise have benefited the Company and its stockholders.


 In addition to the above provisions, the Company's Articles of Incorporation provide for indemnification of officers, directors and employees for certain of their acts in such capacities to the fullest extent permitted by law.

Significant Employees
 None, other than officers of the Company listed above.



Item 10.  Executive Compensation.

Cash Compensation
 For the fiscal year ended September 30, 1996, no executive officer received cash compensation.

Compensation Pursuant to Plans
 No compensation was paid to executive officers pursuant to any plan during the fiscal year just ended, and the Company has no agreement or understanding, express or implied, with any officer or director concerning employment or cash compensation for services.

Employee Bonus Plan
 The Company has adopted an Employee Bonus Plan. The purpose of the Plan is to aid the Company in obtaining and retaining the services of salaried and non-salaried employees an officers by providing them with an opportunity to share in the profits of the Company. The Plan provides for the payment of six percent (6%) of the Company's pretax profit in excess of $50,000 to a Plan Administrator which shall be selected by the Board of Directors. Employee bonuses will be distributed fifty percent (50%) to non-salaried employees, twenty-five percent (25%) to salaried employees, and twenty-five percent (25%) to officers of the Company. The Plan provides for quarterly determinations and distributions within thirty (30) days of each quarter end. No distributions have been made or intended to be made pursuant to this Plan.


Stock Option Plan
 The Company has also adopted a Stock Option Plan for key employees. The purpose of such Plan is to retain the services of selected key employees by providing an opportunity for such personnel to acquire a proprietary interest in the Company and thus share in its growth and success. The Company will reserve a maximum of 500,000 shares to be issued upon exercise of options which may be granted under the Plan. The Plan is intended to qualify as an incentive stock option plan under Section 422A of the Internal Revenue Code of 1986, as amended. Accordingly, options will be granted under the Plan at exercise prices at least equal to the fair market value per share of the Company's Common Stock on the respective dates of grant and will be subject to the limitations provided by such law. However, options may be granted to employees who own more than ten percent 10% of the Company's outstanding Common Stock only at an option price which is at least 110% of the fair market value of the Common Stock on the date the option is granted. With respect to options granted pursuant to Section 422A, employees will not recognize taxable income upon either the grant or the exercise of such options. The Company will not be entitled to any compensation deduction with respect to such options unless disqualifying dispositions, as defined by such law, are made. The Plan will be administered by the Board of Directors. No options have been granted pursuant to this Plan.



Other Compensation
 None.

Compensation of Directors
 None.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

 The following table sets forth, as of the date of this Registration Statement, the stock ownership of each officer and director of the Company, of all officers and directors of the Company as a group, and of each person known by the Company to be a beneficial owner of 5% or more of its Common Stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as such shares. No person listed below has any option, warrant or other right to acquire additional securities of the Company, except as may be otherwise noted.




                       As of September 30, 1996


                Name and Address             Amount & Nature        Percent
                 of Beneficial                of Beneficial            of
Title of Class        Owner                     Ownership            Class
--------------  -------------------------  --------------------   -----------
Common Stock       Donald J. Smith*            249,000,000           36.15%
No par value       2501 East 3rd Street
                   Casper, WY 80021

SAME               Timothy S. Gibson*            1,000,000            0.0%
                   3300 E. 1st Avenue,
                   Suite 230
                   Denver, CO  80206

SAME               Richard S. Rouse*             1,000,000            0.0%
                   8218 E. Lakeshore Drive
                   Parker, CO  80134

SAME               Eric J. Sundsvold**         150,000,000           20.16%
                   5121 S. Ironton Way
                   Englewood, CO 80111

SAME               Jeffrey Benjamin            200,000,000           26.88%
                   9954 W. Vassar Way
                   Lakewood, CO 80227

* All officers and directors as a group - 251,000,000.

** Eric Sundsvold is a licensed securities dealer employed by Rocky Mountain
   Securities, Inc. and a member of the NASD (National Association of Securities Dealers).

Item 12.  Certain Relationships and Related Transactions.

 The Company issued an aggregate of 500,000,000 shares of its common stock to Donald J. Smith, Jeffrey R. Benjamin and Eric Sundsvold in consideration of $15,500 contributed into the Company. The cash contribution were used to pay for legal and accounting fees and other expenses relating to the cost of bringing the Company current with its SEC filings and other administrative expenses.


 The Company also issued an aggregate of 2,000,000 shares of its common stock to Timothy S. Gibson and Richard S. Rouse, both officers and directors of the Company, in consideration for services rendered to the Company.

 Otherwise, there were no transactions, or series of transactions, for the fiscal year ended September 30, 1996, nor are there any currently proposed transactions, or series of transactions, to which the Company is a party, in which the amount exceeds $60,000, and in which to the knowledge of the Company any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest.



                                PART IV

Item 13.  Exhibits and Reports on Form 8-K.

(a) Exhibits. The following exhibits, if any, marked with an asterisk (*) are filed with this report. Other exhibits have previously been filed with the Securities and Exchange Commission and are incorporated by reference to another report, registration statement or form. As to any shareholder of record requesting a copy of this report, the Company will furnish any exhibit indicated in the list below as filed with report upon payment to the Company of its expenses in furnishing the information. References to the "Company" mean Sigma-7 Products, Inc.


 3.1 Articles of Incorporation of the Company, incorporated by reference from Exhibit 3.1 to registration statement on Form S-18, registration No. 33-25201-FW dated October 27, 1988.
 3.2 Bylaws of the Company, incorporated by reference from Exhibit 3.2 to registration statement on Form S-18, file No. 33-25201-FW dated October 27, 1988.
 10.0  Material Exhibits
 10.6 Employee Bonus Plan, incorporated by reference from Exhibit 10.6 to Form S-18 Post-Effective Amendment No. 1 dated April 28, 1989.
 10.7 1989 Stock Option Plan, incorporated by reference from Exhibit 10.7 to Form S-18 Post-Effective Amendment No. 1 dated April 28, 1989.

 (b) Reports on Form 8-K. None were filed by the Company during the fourth fiscal quarter ended September 30, 1996.

 (c)   Financial statements and supplementary data.




                     Index to Financial Statements

 Independent Auditor's Report ..........................................  F-1

 Balance Sheets as of September 30, 1996 and 1995 ......................  F-2

 Statements of Operations for fiscal years ended
  September 30, 1995, 1994 and 1993 and from October 3, 1988
  (inception) through September 30, 1996 ...............................  F-3

 Statement of Shareholders' Equity
  For the period from October 3, 1988 (inception) to
  September 30, 1996 ...................................................  F-4

 Statements of Cash Flows for fiscal years ended
  September 30, 1995, 1994 and 1993 and from October 3, 1988
  (inception) through September 30, 1996 ...............................  F-6

 Notes to Financial Statements .........................................  F-7



          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


          To the Board of Directors
          SIGMA-7 PRODUCTS, INC.
          Cheyenne, Wyoming

          We have audited the accompanying balance sheets of Sigma-7 Products, Inc. (a development stage company) as of September 30, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for years ended September 30, 1996, 1995 and 1994 and for the period from (inception) October 3, 1988 to September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

          We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sigma-7 Products, Inc. (a development stage company) as of September 30, 1996 and 1995, and the results of its operations and its cash flows for the years ended September 30, 1996, 1995 and 1994 and the period from inception (October 3, 1988) to September 30, 1996, in conformity with generally accepted accounting principals.




          Levine, Hughes & Mithue Inc.
          Englewood, Colorado
          January 20, 1997



                     SIGMA-7 PRODUCTS, INC.
                 (A DEVELOPMENT STAGE COMPANY)
                         BALANCE SHEETS
                  SEPTEMBER 30, 1996 AND 1995

                             ASSETS

                                              1996                 1995

Current assets:                         -----------          -----------
  Cash                                  $    1,431           $      500
                                        ===========          ===========




              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                      $     536            $      443
  Notes payable (Note 4)                        -                 5,000
  Accrued interest                              -                 5,553
                                        ----------           -----------
    Total current liabilities                 536                10,996

Stockholders' equity:
  Preferred stock, no par value,
   10,000,000 shares authorized;
   none issued and outstanding
  Common stock, no par value;
   1,000,000,000 shares authorized;
   758,287,497 and 744,042,291 shares
   issued and outstanding at September
   30, 1996 and 1995                      430,715               418,289
  Contributed capital                      12,750                 6,250
  Deficit accumulated during the
   development stage                     (442,570)             (435,035)
                                        ----------            ----------
Total stockholders' equity (deficit)          895               (10,496)
                                        ----------            ----------
                                        $   1,431             $     500
                                        ==========            ==========



                     SIGMA-7 PRODUCTS, INC.
                 (A DEVELOPMENT STAGE COMPANY)
                    STATEMENTS OF OPERATIONS



                                                                   October 3,
                                                                      1988
                           Fiscal Yr.   Fiscal Yr.    Fiscal Yr.  (Inception)
                              Ended        Ended         Ended         To
                           Sept. 30,    Sept. 30,     Sept. 30,    Sept. 30,
                              1996         1995          1994         1996
                            ---------   -----------   ----------   -----------
Revenue                     $      -     $       -    $       -    $   20,966
                            ---------   -----------   ----------   -----------

Operating expenses:
 General and
  administration               6,862        12,643           239      484,647
 Interest expense                673           900         3,946       35,917
 Amortization                      -             -             -          250
                            ---------   -----------   -----------   ----------
                               7,535        13,543         4,185      520,814
                            ---------   -----------   -----------   ----------

Other income                       -        51,160             -       51,160
                            ---------   -----------   -----------   ----------

Income (loss) before
  extraordinary item:         (7,535)       37,617        (4,185)    (448,688)

Extraordinary items:
  Gain on conversion of
   debt to equity                  -             -             -        6,118
                           ----------   -----------   -----------   ----------

Net income (loss)        $    (7,535)  $    37,617   $    (4,185)  $ (442,570)
                           ==========   ===========   ===========   ==========

Net loss per share       $         *   $         *   $         *   $        *
                           ==========   ===========   ===========   ==========

Weighted average
 number of common
 shares outstanding      755,310,521   683,083,387   244,042,291   299,805,367
                         ============  ============  ============  ===========


  * less than $.01 per share


                     SIGMA-7 PRODUCTS, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF STOCKHOLDERS' EQUITY
               For the period from October 3, 1988
                (inception) to September 30, 1996


                                                    (DEFICIT)
                                                    RETAINED
                                                    EARNINGS
                                                   ACCUMULATED
                    COMMON STOCK                   DURING THE       TOTAL
                -------------------   CONTRIBUTED  DEVELOPMENT   STOCKHOLDERS'
                SHARES      AMOUNTS     CAPITAL      STAGE          EQUITY
                --------- ---------   -----------  ------------  -------------
BALANCE AT
 INCEPTION
 OCT. 3, 1988          -         -             -             -             -

ISSUANCE OF
 STOCK FOR
 CASH AT $.005
 PER SHARE     1,000,000     5,000             -             -         5,000

ISSUANCE OF
 STOCK FOR
 SERVICES AT
 $.002 PER
 SHARE         1,500,000     3.000             -             -         3,000

ISSUANCE OF
 STOCK FOR
 SERVICES AT
 $.0001 PER
 SHARE       200,000,000    20,000             -             -        20,000

ISSUANCE OF
 STOCK ON
 OCT. 4,
 1988 FOR
 SEVICES AT
 $.001 PER
 SHARE         1,000,000     1,000             -             -         1,000

ISSUANCE OF
 STOCK AT
 CLOSE OF
 PUBLIC
 OFFERING ON
 APRIL 13,
 1989         11,460,000   114,600             -             -       114,600

COST OF
 PUBLIC
 OFFERING              -   (21,133)            -             -       (21,133)

ISSUANCE OF
 STOCK ON
 MAY 8, 1989
 FOR SERVICES
 AT $.0005
 PER SHARE    10,000,000     5,000             -             -         5,000

WARRANTS
 EXERCISED
 AT $.02
 PER SHARE     2,709,500    54,190             -             -        54,190

NET LOSS, FOR
 THE YEAR
 ENDED SEPT.
 30, 1989              -         -             -      (240,908)     (240,908)

            -------------  --------   -----------  -------------  ------------
BALANCE AT
 SEPT. 30,
 1989        227,669,500   181,657             -      (240,908)      (59,251)

WARRANTS
 EXERCISED
 AT $.02
 PER SHARE     1,362,500    27,250             -             -        27,250

ISSUANCE OF
 STOCK FOR
 SERVICES:
 DEC. 26,
 1989 AT $.001
 PER SHARE     2,500,000     2,500             -             -         2,500
 DEC. 26,
 1989 AT $.1
 PER SHARE        75,000     7,500             -             -         7,500
 MAR. 31,
 1990 AT $.001
 PER SHARE     2,500,000     2,500             -             -         2,500

DEFERRED
 OFFERING
 COSTS                 -   (17,324)            -             -       (17,324)

NET LOSS,
 FOR THE YEAR
 ENDED SEPT.
 30, 1990              -         -             -      (183,683)     (183,683)
             ------------ ---------  ------------  ------------  -------------
BALANCE AT
 SEPT. 30,
 1990        234,107,000   204,083             -      (424,591)     (220,508)

ISSUANCE OF
 COMMON
 STOCK FOR
 CONVERSION
 OF DEBT
 AT $.02
 PER SHARE     9,935,291   198,706             -             -       198,706

NET LOSS,
 FOR THE
 YEAR ENDED
 SET. 30,
 1991                  -         -             -        (25,713)     (25,713)
             ------------ ---------  ------------  -------------  ------------
BALANCE AT
 SEPT. 30,
 1991        244,042,291   402,789             -       (450,304)     (47,515)

NET LOSS,
 FOR THE
 YEAR ENDED
 SEPT. 30,
 1992                  -         -             -              -            -
             ------------ ---------  ------------  -------------  ------------
BALANCE AT
 SEPT. 30,
 1992        244,042,291   402,789             -       (462,424)     (59,675)

NET LOSS,
 FOR THE
 YEAR ENDED
 SEPT. 30,
 1993                  -         -             -         (6,003)      (6,003)
             ------------ ---------  ------------  -------------  ------------
BALANCE AT
 SEPT. 30,
 1993        244,042,291   402,789             -       (468,467)     (65,678)

NET LOSS,
 FOR THE
 YEAR ENDED
 SEPT. 30,
 1994                  -         -             -         (4,185)      (4,185)
             ------------ ---------  ------------  -------------  ------------
BALANCE AT
 SEPT. 30,
 1994        244,042,291    402,789            -       (472,652)     (69,863)

ISSUANCE OF
 STOCK FOR
 CASH OCT.
 1994 AT
 $.000025
 PER SHARE   200,000,000      5,000            -              -        5,000

ISSUANCE OF
 STOCK FOR
 CASH OCT.
 1994 AT
 $.000033
 PER SHARE   150,000,000      5,000            -              -        5,500

ISSUANCE OF
 STOCK FOR
 CASH OCT.
 1994 AT
 $.000036
 PER SHARE   150,000,000      5,500            -              -        5,500

CONTRIBUTED
 CAPITAL
 JUNE 1995             -          -          500              -          500

CONTRIBUTED
 CAPITAL
 AUG. 1995             -          -        5,750              -        5,750

NET INCOME
 FOR THE
 YEAR ENDED
 SEPT. 30,
 1995                  -          -            -         37,617       37,617
             ------------ ----------  -----------  -------------  ------------
BALANCE AT
 SEPT. 30,
 1995        744,042,291    418,289        6,250       (435,035)     (10,496)

ISSUANCE OF
 STOCK FOR
 CASH OCT.
 1995 AT
 $.0001
 PER SHARE    12,000,000      1,200            -              -        1,200

ISSUANCE OF
 STOCK FOR
 DISPOSITION
 OF NOTE
 PAYABLE
 SEPT. 1996
 AT $.005      2,245,206     11,226            -              -       11,226

CONTRIBUTED
 CAPITAL OCT.
 1995                  -          -        2,000              -        2,000

CONTRIBUTED
 CAPITAL MAY
 1996                  -          -        4,500              -        4,500

NET INCOME
 FOR THE
 YEAR ENDED
 SEPT. 30,
 1996                  -          -            -         (7,535)      (7,535)
             ------------ ----------  -----------  -------------  ------------
BALANCE AT
 SEPT. 30,
 1996        758,287,497    430,715       12,750        442,570          895
             ============ ==========  ===========  =============  ============





                     SIGMA-7 PRODUCTS, INC.
                 (A DEVELOPMENT STAGE COMPANY)
                    STATEMENTS OF CASH FLOWS


                                                                   October 3,
                                                                      1988
                             Fiscal Yr.   Fiscal Yr.  Fiscal Yr.  (Inception)
                               Ended        Ended       Ended         To
                             Sept. 30,     Sept. 30,   Sept. 30,   Sept. 30,
                               1996          1995        1994        1996
                            -----------   ----------  ----------  -----------
Cash flows from
  operating activities:
Net (loss) income            $  (7,535)   $  37,617   $  (4,185)   $ (442,570)

Adjustments to reconcile
  net income(loss) to
  net cash provided by
  operating activities:
Amortization                         -           -            -           250

Cash provided (used)
  due to changes in
  assets and
  liabilities:
Issuance of common
  stock for services             1,200           -            -        42,700
Other income                         -     (51,160)           -       (51,160)
Accounts payable                (1,107)     (8,607)         239        37,004
Accrued interest
  and expense                   (5,553)        900        3,946        12,281
                              ---------   ---------  -----------  ------------

Net cash used by
  operating activities         (12,995)    (21,250)           -      (401,495)
                              ---------   ---------  -----------  ------------

Cash flows from
  financing activities:
Net proceeds from
  issuance of common
  stock:
   For cash                         -       15,500            -       195,405
   For conversion
    of debt                    12,426            -            -       211,132
Increase in notes
  payable                      (5,000)           -            -         1,213
Deferred offering
  costs                             -            -            -       (17,324)
Contributed capital             6,500        6,250            -        12,750
Increase in
  organization costs                -            -            -          (250)
                             ---------   ----------  -----------  ------------

Net cash provided by
  financing activities         13,926       21,750            -       402,926
                             ---------   ----------  -----------  ------------
Net increase in cash
  and cash equivalent             931          500            -         1,431

Cash and cash equivalents,
  beginning of period             500            -            -            -
                             ---------   ----------  -----------  ------------
Cash and cash equivalents,
  end of period            $    1,431   $      500   $        -    $    1,431
                             =========   ==========  ===========  ============






                     SIGMA-7 PRODUCTS, INC.
                 (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO FINANCIAL STATEMENTS


NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Organization and Nature of Operations:

       Sigma-7 Products, Inc., formerly Seek-2 Ventures, Inc. was organized as a Colorado corporation on October 3, 1988 and since its inception, the Company has been in the development stage.


       The Company's original objective was to raise equity capital for the purpose of identifying and reviewing domestic and foreign business opportunities for the purpose of completing mergers and acquisitions. During April, 1989, the Company amended its Articles of Incorporation changing the name of the Company to Sigma-7 Products, Inc.

       Subsequently, on April 13, 1989, the Company completed its initial public offering with the sale of 19,100 Units of its no par value common stock for $114,600 (See Note 2). Proceeds from the offering were used to develop the prototype of an electronic protection device that the Company attempted to market through third parties. The Company was unable to raise sufficient capital to complete the final engineering on the prototype, and as a result, ceased operation and has remained inactive since September 30, 1991.

       Summary of significant accounting policies:

       The accounting policies and reporting practices conform to generally accepted accounting principals. The following is a description of the more significant accounting policies used in the preparation of these financial statements:


       Organization costs:

       Organization costs consist of legal and other expenses incurred by the Company in its development stage. Costs of organization are amortized over a five year period using the straight-line method.


       Net loss per share:

       The loss per share is computed by dividing the net loss for the period by the weighted average number of shares outstanding during the period.

       Cash flows:

       For purposes of the statement of cash flows, the Company considers cash and cash equivalents to include cash on hand, cash in banks and all highly liquid instruments purchased with a maturity of three months of less.


       Use of estimates:

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from these estimates.


NOTE 2 CHANGE IN CONTROL

       During the fiscal year 1995 certain shareholders of the Company, in a private transaction, contracted to sell in the aggregate, 189,000,000 shares of their common stock of the Company representing approximately 77% of the common voting control and ownership of the Company.




                     SIGMA-7 PRODUCTS, INC.
                 (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO FINANCIAL STATEMENTS


NOTE 2 CHANGE IN CONTROL (continued)

       As a result of this transaction, a special meeting was held during May 1995 whereby the Company's former officers and directors vacated their positions and new officers and directors were appointed.

       Additionally, during fiscal year 1995 the Company issued 500,000,000 shares of its common stock at $.000031 per share, realizing gross proceeds of $15,500. The proceeds were used to pay for legal and accounting fees and other costs of a similar nature to bring the Company current with its annual 10-KSB filings and other administrative matters.



NOTE 3 PREFERRED STOCK

       The Company's Articles of Incorporation authorize the issuance of 10,000,000 shares of preferred stock without par value. The board of directors of the Company is authorized to issue the preferred stock from time to time in series and is further authorized to establish such series, to fix and determine the variations in the relative rights and preferences as between the series and to allow for the conversion of preferred stock into common stock. No preferred stock has been issued by the Company.



NOTE 4 NOTES PAYABLE

       A note payable of $ 5,000 was executed July 31, 1989 at an interest rate of 18% per annum. Principal and interest were due in full at October 1, 1989. The note was continued by verbal agreement until additional funds were available for repayment. Interest of $5,553 was accrued to September 30, 1995. During fiscal 1996, the Company issued 2,245,206 "restricted" shares of its common stock in settlement of the loan and accrued interest.


       A note payable of $1,212, was entered into with United Bank of Boulder, the note was uncollateralized with an interest rate of 16% per annum. Principal and interest matured on October 21, 1990.
       This obligation was discharged in bankruptcy during June, 1991 and recognized as other income during the fiscal year ended September 30, 1995. The lender has not commenced any formal legal action in this matter.


       The Company has recognized as other income $37,667 from prior years unsecured trade payables (including accrued interest of $12,280), which was incurred during the fiscal years ended 1988 and 1989, and have remained unsettled through 1995. The Company, with the approval of the Board of Directors, has concluded to remove these unsecured trade payables during the fiscal year ended September 30, 1995.


NOTE 5 EMPLOYEE PROFIT SHARING PLAN

       On April 18, 1989, the Company adopted an Employee Bonus Plan (the "Plan") which provides for the payment of 6% (Six percent) of the Company's pre-tax profit in excess of $50,000 to a plan administrator which shall be selected by the board of directors. Employee bonuses will be distributed 50% to non-salaried employees, 25% to salaried employees and 25% to officers of the Company. The Plan provides for quarterly determinations and distributions within 30 days of each quarter end. No such bonuses have been paid or accrued as of September 30, 1996.



                     SIGMA-7 PRODUCTS, INC.
                 (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO FINANCIAL STATEMENTS


NOTE 6 STOCK OPTION PLAN (continued)

       The Company has adopted an incentive stock option plan for its key employees (ISOP). The Company has reserved a maximum of 500,000 shares to be issued upon exercise of options which may be granted under the ISOP. The ISOP is intended to qualify as an "incentive stock option" plan under Section 422A of the Internal Revenue Code of 1954, as amended. Accordingly, options will be granted under the ISOP at exercise prices at least equal to the fair market value per share of the Company's common stock on the respective dates of grant and will be subject to the limitations provided by such law.

       However, options may be granted to employees who own more than 10% of the Company's outstanding common stock only at an option price which is at least 110% of the fair market value of the common stock on the date the option is granted. With respect to options granted pursuant to Section 422A, employees will not recognize taxable income upon either the grant or the exercise of such options. The Company will not be entitled to any compensation deduction with respect to such options unless disqualifying dispositions, as defined by such law, are made. The plan will be administered by the board of directors. No options have been granted or exercised as of September 30, 1996.


NOTE 7 INCOME TAX

       At September 30, 1996, the Company has a net operating loss carryforward of approximately $442,000. The losses are available to be carried forward for a period of up to fifteen (15) years and will expire at various dates from 2004 to 2011.



                            SIGNATURES


 In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date:  3/4/97                         SIGMA-7 PRODUCTS INC.




                                 /s/ Donald J. Smith
                              By...............................
                                     Donald J. Smith, President and
                                       Chief Executive Officer



 In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Name                      Title                           Date
         ----                      -----                           ----

     /s/ Donald J. Smith
 ................................   President, Chief Executive     3/4/97
         Donald J. Smith           Officer, Chief Financial
                                   Officer, Director


     /s/ Timothy S. Gibson
 ................................   Vice President, Director       3/4/97
         Timothy S. Gibson




     /s/ Richard S. Rouse
 ................................   Vice President, Director       3/4/97
         Richard S. Rouse