Form 10QSB
period 1996-12-31
SIGMA 7 PRODUCTS INC
filed 1997-05-06
CIK 842290

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                              FORM 10-QSB



          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


  For Quarter Ended December 31, 1996      Commission File No. 0-17700


                        SIGMA-7 PRODUCTS, INC.
        (Exact name of Registrant as specified in its charter)


                 COLORADO                           84-1095500
      (State or other jurisdiction of      (I.R.S. Empl. Ident. No.)
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

The number of shares outstanding of each of the Registrant's classes of common equity, as of December 31, 1996 are as follows:


           Class of Securities                  Shares Outstanding
        Common Stock, no par value                 756,042,241







                                 INDEX
                                                                  Page of
                                                                   Report

      PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements.

      Balance Sheets:

      As of December 31, 1996 (Unaudited) and September 30, 1996......... 3

      Statement of Operations (Unaudited):

      For the three months December 31, 1996
      and Cumulative from inception (October 3, 1988) through
      December 31, 1996.................................................. 4

      Statements of Cash Flows (Unaudited):

      For the three months December 31, 1996
      and Cumulative from inception (Octobrt 3, 1988) through
      December 31, 1996.................................................. 5

      Notes to Financial Statements (Unaudited).......................... 6


Item 2.  Management's Discussion and Analysis or Plan of Operation....... 7


      PART II.     OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K................................ 8


      Signatures......................................................... 8





                      SIGMA-7 PRODUCTS, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                          BALANCE SHEET



                             ASSETS
                             ------
                                              December 31,     September 30,
                                                  1996              1996
                                              ------------     -------------
                                               (Unaudited)         (Note)

Current assets:
  Cash                                        $     1,431      $      1,431
                                              ============     =============


              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------

Current liabilities:
  Accounts payable                            $       536      $        536
                                              ------------     -------------
    Total current liabilities                         536               536
                                              ------------     -------------

Stockholders' equity:
  Preferred stock, no par value,
    10,000,000 shares authorized;
    none issued and outstanding
  Common stock, no par value;
    1,000,000,000 shares authorized;
    758,287,497 shares issued and
    outstanding at June 30, 1996
    and September 30, 1996.                       430,715           430,715
  Contributed capital                              12,750            12,750
  Deficit accumulated during the
    development stage                            (442,570)         (442,570)
                                             -------------     -------------
      Total stockholders' (deficit)                   895               895
                                             -------------     -------------
                                             $      1,431      $      1,431
                                             =============     =============




    Note:   Taken from the audited balance sheet at that date.


             See accountants' disclaimer of opinion.




                     SIGMA-7 PRODUCTS, INC.
                 (A DEVELOPMENT STAGE COMPANY)
                    STATEMENTS OF OPERATIONS

                                                            October 3, 1988
                                         Three months         (Inception)
                                             Ended                 To
                                         Dec. 31, 1996        Dec. 31, 1996
                                         -------------        -------------
                                          (Unaudited)          (Unaudited)


Revenue                                  $        -           $     20,966
                                         -------------        -------------

Operating expenses:
  General and administration                      -                484,647
  Interest expense                                -
  Amrtization                                     -                    250
                                         --------------       -------------
                                                  -                520,814
                                         --------------       -------------

Other income                                      -                 51,160
                                         --------------       -------------


Income (loss) before
  extraordinary item:                             -               (448,688)

Extraordinary items:
  Gain on conversion of
    debt to equity                                -                  6,118
                                         --------------       -------------


Net income (loss)                        $        -           $   (442,570)
                                         ==============       =============

Net loss per share                       $        *           $         *

                                         ==============       =============

Weighted average
  number of common
  shares outstanding                       758,287,497         313,407,546
                                         ==============       =============


  * less than $.01 per share

              See accountant' disclaimer of opinion.



                    SIGMA-7 PRODUCTS, INC.
                 (A DEVELOPMENT STAGE COMPANY)
                    STATEMENTS OF CASH FLOWS


                                                             October 3, 1988
                                            Three Months       (Inception)
                                                Ended               To
                                            Dec. 31, 1996     Dec.  31, 1996
                                            -------------     --------------
                                             (Unaudited)        (Unaudited)
Cash flows from operating activities:
Net income (loss)                           $        -        $    (442,570)

Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:
Amortization                                         -                  250

Cash provided (used) due to changes in
  assets and liabilities:
Issuance of common stock for services                -               42,700
Other income                                         -              (51,160)
Accounts payable                                     -               37,004
Accrued interest and expense                         -               12,281
                                            -------------     --------------

Net cash used by operating activities                -             (401,095)
                                            -------------     --------------


Cash flows from financing activities:
Net proceeds from issuance of common
  stock:
    For cash                                         -              195,405
    For conversion of debt                           -              211,132
Increase in notes payable                            -                1,213
Deferred offering costs                              -              (17,324)
Contributed capital                                  -               12,750
Increase in organization costs                       -                 (250)
                                            -------------     --------------

Net cash provided by financing
  activities                                         -              402,926
                                            -------------     --------------

Net increase in cash and cash
  equivalent                                         -                1,431

Cash and cash equivalents, beginning
  of period                                        1,431                 -
                                            -------------     --------------

Cash and cash equivalents, end
  of period                                 $      1,431      $       1,431
                                            =============     ==============




            See accountants' disclaimer of opinion.





                     SIGMA-7 PRODUCTS, INC.
                 (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO FINANCIAL STATEMENTS



NOTE 1 CONDENSED FINANCIAL STATEMENTS

       The financial statements included herein have been prepared by SIGMA-7 Products, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the September 30, 1996 audited financial statements and the accompany-ing notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

       The management of the Company believes that the accompanying unaudited condensed financial statements contain all adjustments (including normal recurring adjustment) necessary to present fairly the opera-tions and cash flows for the periods presented.


  Item 2.  Management's Discussion and Analysis or Plan of Operation.

         Background. The Company was incorporated in the State of Colorado under the name of Seek-2 Ventures, Inc. on October 3, 1988 as a blind pool corporation for the purpose of obtaining capital to take advan-tage of domestic and foreign business opportunities. On April 13, 1989, the Company completed its initial public offering of 11,460,000 shares of stock raising the approximate net sum of $93,467.

         On April 19, 1989, the Company amended its Articles of Incorporation changing the Company's name to Sigma-7 Products, Inc. Subsequently, on January 25, 1992 the Company changed its name to Global Development Group, Inc. and back again to Sigma-7 Products, Inc. on May 25, 1995.

         During the period between April 19, 1989 and approximately March 1, 1991, the Company engaged in the manufacture of electronic self-protection devices commonly referred to as "stun-guns". During 1991 the Company determined that pursuing the stun gun manufacturing business would require substantially more funds than it could reason-ably expect to raise in the near future, Further, various economic, governmental and regulatory agencies brought focus on the industry in such a manner that it did not appear to be in the Company's best interest to pursue this endeavor. During late February and early March 1991, the Company ceased to operate that business due to a lack of working capital and extended debt.

         Subsequent to January 1, 1991, the Company engaged in a financial restructuring to eliminate as much debt as possible and to make the Company attractive for acquisition and/or merger with qualified individuals and companies with existing operations.

         The Company's sole business at this point is to seek to acquire assets of or an interest in a small to medium-size company or venture actively engaged in a business generating revenues or having immediate prospects of generating revenues. The Company plans to acquire such assets or shares by exchanging therefor the Company's securities. In order to avoid becoming subject to regulation under the Investment Company Act of 1940, as amended, the Company does not intend to enter into any transaction involving the purchase of another corporation's stock unless the Company can acquire at least a majority interest in that corporation. The Company has not identified any industry, segment within an industry or type of business, nor geo-graphic area, in which it will concentrate its efforts, and any assets or interest acquired may be in any industry or location, anywhere in the world. The Company will give preference to profitable companies or ventures with a significant asset base sufficient to support a listing on a national securities exchange or quotation on the NASDAQ system. Members of management (all of whom are devoting part time to the Company's affairs) plan to search for an operating business or venture which the Company can acquire, thereby becoming an operating company. There is no assurance that the Company will be successful in this endeavor. The Company has no operations or source of revenues. Unless the Company succeeds in acquiring a company or properties which provide cash flow, the Company's ability to survive is in doubt.

         Financial Condition. During the quarter ended December 31, 1996 (first quarter of the fiscal year), the Company had no revenues and did not have operations. There were no expenses for this period and the Company had no losses. The Company has, since inception, accum-ulated a deficit (net loss) through the end of this quarter of $442,570.

         Liquidity and Capital Resources. The Company had $1,431 cash on hand at the end of the quarter. The Company had no other cash or other assets, nor any current plans to raise capital. Whether the Company ultimately becomes a going concern depends upon its success in finding and acquiring a suitable private business and the success of that acquired business. At this time, the Company has no commitment for any capital expenditure and foresees none. Offices are provided without charge to the Company. However, the Company will incur routine fees and expenses incident to filing of periodic reports with the Securities and Exchange Commission, and it will incur fees and expenses in the event it makes or attempts to make an acquisition. As a practical matter, the Company expects no significant operating costs other than professional fees payable to attorneys and accountants.

         In regard to a proposed acquisition, the Company anticipates requiring the target company to deposit with the Company a retainer which the Company can use to defray such professional fees and costs. In this way, the Company could avoid the need to raise funds for such expenses or becoming indebted to such professionals. Moreover, inves-tigation of business ventures for potential acquisition will involve some costs, at the least postage and long-distance telephone charges. Management hopes, once a candidate business venture is deemed to be appealing, to likewise secure a deposit from the business venture to defray expenses of further investigation, such as air travel and lodging expenses. An otherwise desirable business venture may, however, decline to post such a deposit.

         The Company has no credit available to it and is unable to borrow money. Management does not anticipate raising funds through the sale of securities or otherwise, and it is unlikely that significant funds could be raised in a securities offering, in any event. This inability to raise funds could negatively affect the Company's realization of its business purpose.

Item 6.  Exhibits and Reports on Form 8-K.

           (a)     Exhibits.  Exhibit 27.

           (b)     Reports on Form 8-K.  NONE.



                           SIGNATURES


  In accordance with the requirements of the Exchange Act, the Registrant caused this Report on Form 10-QSB to be signed on its behalf by the under-signed, thereunto duly authorized.


  DATED:   May 4, 1997
                                              SIGMA-7 PRODUCTS, INC.




                                              /s/ Donald J. Smith
                                           By.........................
                                                  Chief Executive Officer
                                                  and Chief Financial Officer