Form 10QSB
period 1997-03-31
SIGMA 7 PRODUCTS INC
filed 1997-05-14
CIK 842290

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                              FORM 10-QSB



          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


    For Quarter Ended March 31, 1997      Commission File No. 0-17700


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

                     Yes               No   X

The number of shares outstanding of each of the Registrant's classes of common equity, as of March 31, 1997 are as follows:


           Class of Securities                  Shares Outstanding
           -------------------                  ------------------
        Common Stock, no par value                 756,042,241




                                 INDEX
                                                                  Page of
                                                                   Report

      PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements.

      Balance Sheets:

      As of March 31, 1997 (Unaudited) and September 30, 1996 ........     3

      Statement of Operations (Unaudited):

      For the three months and six months ended March 31, 1997
      and Cumulative from inception (October 3, 1988) through
      March 31, 1997..................................................     4

      Statements of Cash Flows (Unaudited):

      For the three months and six months ended March 31, 1997
      and Cumulative from inception (October 3, 1988) through
      March 31, 1997..................................................     5

      Notes to Financial Statements (Unaudited) ......................     6


Item 2.  Management's Discussion and Analysis or Plan of Operation ...     7


      PART II.     OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K ............................     8


      Signatures .....................................................     8










                        SIGMA-7 PRODUCTS, INC.
                     (A DEVELOPMENT STAGE COMPANY)
                            BALANCE SHEETS


                                ASSETS


                                             March 31,         September 30,
                                                1997                1996
                                             ----------        -------------
                                             (Unaudited)           (Note)

Current assets:
  Cash                                       $   1,181         $      1,431
                                             ===========       =============



                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                           $  10,409         $        536
                                             -----------       -------------

      Total current liabilitie                  10,409                  536
                                             -----------       -------------

Stockholders' equity:
  Preferred stock, no par value,
      10,000,000 shares authorized;
      none issued and outstanding
  Common stock, no par value;
      1,000,000,000 shares authorized;
      758,287,497 shares issued and
      outstanding at March 31, 1997
      and September 30, 1996.                  430,715              430,715
  Contributed capital                           12,750               12,750
  Deficit accumulated during the
      development stage                       (452,693)            (442,570)
                                             -----------       -------------

      Total stockholders' (deficit)             (9,228)                 895
                                             -----------       -------------

                                             $   1,181         $      1,431
                                             ===========       =============



Note:  Taken from the audited balance sheet at that date.



                See accountants' disclaimer of opinion.





                        SIGMA-7 PRODUCTS, INC.
                     (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF OPERATIONS




                                                             October 3, 1988
                             Three months      Six months       (Inception)
                                 ended            ended               to
                            March 31, 1997   March 31, 1997   March 31, 1997
                            --------------   --------------   --------------
                             (Unaudited)       (Unaudited)      (Unaudited)

Revenue                     $        -       $         -      $     20,966
                            -------------    --------------   --------------

Operating expenses:
  General and
     administration              10,123            10,123          494,770
  Interest expense                   -                 -            35,917
  Amortization                       -                 -               250
                            -------------    --------------   --------------
                                 10,123            10,123          530,937
                            -------------    --------------   --------------

Other income                         -                 -            51,160
                            -------------    --------------   --------------

Income (loss) before
  extraordinary item:           (10,123)          (10,123)        (458,811)

Extraordinary items:
  Gain on conversion of
     debt to equity                  -                 -             6,118
                            --------------   --------------   --------------

Net income (loss)           $   (10,123)     $    (10,123)    $   (452,693)
                            ==============   ==============   ==============

Net loss per share                   *                 *                *
                            ==============   ==============   ==============

Weighted average
   number of common
   shares outstanding         758,287,497     758,287,497      325,955,084
                            ==============   ==============   ==============


* less than $.01 per share



                 See accountants' disclaimer of opinion.



                        SIGMA-7 PRODUCTS, INC.
                     (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF CASH FLOWS


                                                               October 3, 1988
                               Three Months     Six Months       (Inception)
                                   ended           ended              to
                              March 31, 1997   March 31, 1997   March 31, 1997
                              --------------   --------------   --------------
                               (Unaudited)      (Unaudited)       (Unaudited)

Cash flows from operating
  activities:
Net (loss) income             $    (10,123)    $   (10,123)     $   (452,693)

Adjustments to reconcile net
  income(loss) to net cash
  provided by operating
  activities:
Amortization                            -               -                250

Cash provided (used) due to
  changes in assets and
  liabilities:
Issuance of common stock
  for services                          -               -             42,700
Other income                            -               -            (51,160)
Accounts payable                     9,873           9,873            46,877
Accrued interest and expense            -               -             12,281
                               ------------   -------------   ---------------

Net cash used by operating
  activities                          (250)           (250)         (401,745)
                               ------------   -------------   ---------------

Cash flows from financing activities:
Net proceeds from issuance of common
   stock:
      For cash                          -              -             195,405
      For conversion of debt            -              -             211,132
Increase in notes payable               -              -               1,213
Deferred offering costs                 -              -             (17,324)
Contributed capital                     -              -              12,750
Increase in organization costs          -              -                (250)
                              -------------   -------------   ---------------

Net cash provided by financing
  activities                            -              -             402,926
                              -------------   -------------   ---------------

Net increase (decrease) in cash
  and cash equivalent                 (250)          (250)             1,181


Cash and cash equivalents,
  beginning of period                1,431          1,431                 -
                              -------------   --------------   --------------

Cash and cash equivalents,
  end of period               $      1,181    $     1,181      $       1,181
                              =============   ==============   ==============




                 See accountants' disclaimer of opinion.





                        SIGMA-7 PRODUCTS, INC.
                     (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO FINANCIAL STATEMENTS



NOTE 1  CONDENSED FINANCIAL STATEMENTS

        The financial statements included herein have been prepared by SIGMA-7 Products, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the company believes that the dis-closures are adequate to make the information presented not mislead-ing. It is suggested that these financial statements be read in conjunction with the September 30, 1995 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects depen-dent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

        The management of the Company believes that the accompanying un-audited condensed financial statements contain all adjustments (including normal recurring adjustment) necessary to present fairly the operations and cash flows for the periods presented.


Item 2. Management's Discussion and Analysis or Plan of Operation.

        Background.
        -----------

        The Company was incorporated in the State of Colorado under the name of Seek-2 Ventures, Inc. on October 3, 1988 as a blind pool corpora-tion for the purpose of obtaining capital to take advantage of domes-tic and foreign business opportunities. On April 13, 1989, the Company completed its initial public offering of 11,460,000 shares of stock raising the approximate net sum of $93,467.

        On April 19, 1989, the Company amended its Articles of Incorporation changing the Company's name to Sigma-7 Products, Inc. Subsequently, on January 25, 1992 the Company changed its name to Global Develop-ment Group, Inc. and back again to Sigma-7 Products, Inc. on May 25, 1995.

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


        Financial Condition.
        --------------------

        During the quarter ended March 31, 1997 (second quarter of the fiscal year), the Company had no revenues and did not have operations. Expenses for this period were nominal resulting in a loss of $10.123. The Company has, since inception, accumulated a deficit (net loss) through the end of this quarter of $452,693.


        Liquidity and Capital Resources.
        --------------------------------

        The Company had $1,181 cash on hand at the end of the quarter. The Company had no other cash or other assets, nor any current plans to raise capital. Whether the Company ultimately becomes a going concern depends upon its success in finding and acquiring a suitable private business and the success of that acquired business. At this time, the Company has no commitment for any capital expenditure and foresees none. Offices are provided without charge to the Company. However, the Company will incur routine fees and expenses incident to filing of periodic reports with the Securities and Exchange Commission, and it will incur fees and expenses in the event it makes or attempts to make an acquisition. As a practical matter, the Company expects no significant operating costs other than professional fees payable to attorneys and accountants.

        In regard to a proposed acquisition, the Company anticipates requir-ing the target company to deposit with the Company a retainer which the Company can use to defray such professional fees and costs. In this way, the Company could avoid the need to raise funds for such expenses or becoming indebted to such professionals. Moreover, investigation of business ventures for potential acquisition will involve some costs, at the least postage and long-distance telephone charges. Management hopes, once a candidate business venture is deemed to be appealing, to likewise secure a deposit from the business venture to defray expenses of further investigation, such as air travel and lodging expenses. An otherwise desirable business venture may, however, decline to post such a deposit.

        The Company has no credit available to it and is unable to borrow money. Management does not anticipate raising funds through the sale of securities or otherwise, and it is unlikely that significant funds could be raised in a securities offering, in any event. This inabil-ity to raise funds could negatively affect the Company's realization of its business purpose.


Item 6. Exhibits and Reports on Form 8-K.

        (a)  Exhibits.  Exhibit 27 - Financial Data Schedule.

        (b)  Reports on Form 8-K.  NONE.



                              SIGNATURES
                              ----------

  In accordance with the requirements of the Exchange Act, the Registrant caused this Report on Form 10-QSB to be signed on its behalf by the under-signed, thereunto duly authorized.


DATED:  May 6, 1997
                                   SIGMA-7 PRODUCTS, INC.





                                          /s/ Donald J. Smith
                                   By................................
                                          Chief Executive Officer
                                          and Chief Financial Officer