Form 10QSB
period 1997-06-30
SIGMA 7 PRODUCTS INC
filed 1997-10-30
CIK 842290

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                              FORM 10-QSB



          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


    For Quarter Ended June 30, 1997      Commission File No. 0-17700


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

                     Yes               No   X

The number of shares outstanding of each of the Registrant's classes of common equity, as of June 30, 1997 are as follows:


           Class of Securities                  Shares Outstanding
           -------------------                  ------------------
        Common Stock, no par value                 758,287,497




                                 INDEX
                                                                  Page of
                                                                   Report

      PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements.

      Balance Sheets:

      As of June 31, 1997 (Unaudited) and September 30, 1996 ........     3

      Statement of Operations (Unaudited):

      For the three months and nine months ended June 30, 1997 and Cumulative from inception (October 3, 1988) through

      June  30, 1997.................................................     4

      Statements of Cash Flows (Unaudited):

      For the three months and nine months ended June 30, 1997
      and Cumulative from inception (October 3, 1988) through
      June 30, 1997..................................................     5

      Notes to Financial Statements (Unaudited) .....................     6


Item 2.  Management's Discussion and Analysis or Plan of Operation ..     7


      PART II.     OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K ...........................     8


      Signatures ....................................................     8









                        SIGMA-7 PRODUCTS, INC.
                     (A DEVELOPMENT STAGE COMPANY)
                            BALANCE SHEETS


                                ASSETS


                                             March 31,         September 30,
                                                1997                1996
                                             ----------        -------------
                                             (Unaudited)           (Note)

Current assets:
  Cash                                       $      18         $     1,431
                                             ===========       =============



                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                           $   3,337         $       536
                                             -----------       -------------

      Total current liabilitie                   3,337                 536
                                             -----------       -------------

Stockholders' equity:
  Preferred stock, no par value,
      10,000,000 shares authorized;
      none issued and outstanding
  Common stock, no par value;
      1,000,000,000 shares authorized;
      758,287,497 shares issued and
      outstanding at June 30, 1997
      and September 30, 1996.                  430,715              430,715
  Contributed capital                           20,250               12,750
  Deficit accumulated during the
      development stage                       (454,284)            (442,570)
                                             -----------       -------------

      Total stockholders' (deficit)             (3,319)                 895
                                             -----------       -------------

                                             $      18         $      1,431
                                             ===========       =============



Note:  Taken from the audited balance sheet at that date.



                See accountants' disclaimer of opinion.





                        SIGMA-7 PRODUCTS, INC.
                     (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF OPERATIONS




                                                             October 3, 1988
                             Three months      Nine months       (Inception)
                                 ended            ended               to
                            June 30, 1997     June 30, 1997   June 30, 1997
                            --------------   --------------   --------------
                             (Unaudited)       (Unaudited)      (Unaudited)

Revenue                     $        -       $         -      $     20,966
                            -------------    --------------   --------------

Operating expenses:
  General and
     administration               1,591            11,714          496,361
  Interest expense                   -                 -            35,917
  Amortization                       -                 -               250
                            -------------    --------------   --------------
                                  1,591            11,714          532,528
                            -------------    --------------   --------------

Other income                         -                 -            51,160
                            -------------    --------------   --------------

Income (loss) before
  extraordinary item:            (1,591)          (11,714)        (460,402)

Extraordinary items:
  Gain on conversion of
     debt to equity                  -                 -             6,118
                            --------------   --------------   --------------

Net income (loss)           $    (1,591)     $    (11,714)    $   (454,284)
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



                        SIGMA-7 PRODUCTS, INC.
                     (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF CASH FLOWS


                                                               October 3, 1988
                               Three Months     Nine Months       (Inception)
                                   ended           ended              to
                              June 30, 1997    June 30, 1997    June 30, 1997
                              --------------   --------------   --------------
                               (Unaudited)      (Unaudited)       (Unaudited)

Cash flows from operating
  activities:
Net (loss) income             $     (1,591)    $   (11,714)     $   (454,284)

Adjustments to reconcile net
  income(loss) to net cash
  provided by operating
  activities:
Amortization                            -               -                250

Cash provided (used) due to
  changes in assets and
  liabilities:
Issuance of common stock
  for services                          -               -             42,700
Other income                            -               -            (51,160)
Accounts payable                    (7,072)          2,801            39,805
Accrued interest and expense            -               -             12,281
                               ------------   -------------   ---------------

Net cash used by operating
  activities                        (8,663)         (8,913)         (410,408)
                               ------------   -------------   ---------------

Cash flows from financing activities:
Net proceeds from issuance of common
   stock:
      For cash                          -              -             195,405
      For conversion of debt            -              -             211,132
Increase in notes payable               -              -               1,213
Deferred offering costs                 -              -             (17,324)
Contributed capital                  7,500          7,500             20,250
Increase in organization costs          -              -                (250)
                              -------------   -------------   ---------------

Net cash provided by financing
  activities                         7,500          7,500            410,426
                              -------------   -------------   ---------------

Net increase (decrease) in cash
  and cash equivalent               (1,163)        (1,431)                18


Cash and cash equivalents,
  beginning of period                1,181          1,431                 -
                              -------------   --------------   --------------

Cash and cash equivalents,
  end of period               $         18    $        18      $          18
                              =============   ==============   ==============




                 See accountants' disclaimer of opinion.





                        SIGMA-7 PRODUCTS, INC.
                     (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO FINANCIAL STATEMENTS



NOTE 1  CONDENSED FINANCIAL STATEMENTS

        The financial statements included herein have been prepared by SIGMA-7 Products, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the company believes that the dis-closures are adequate to make the information presented not mislead-ing. It is suggested that these financial statements be read in conjunction with the September 30, 1996 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects depen-dent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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


        Financial Condition.
        --------------------

        During the quarter ended June 30, 1997 (third quarter of the fiscal year), the Company had no revenues and did not have operations. Expenses for this period were nominal resulting in a loss of $1,591. The Company has, since inception, accumulated a deficit (net loss) through the end of this quarter of $454,284.


        Liquidity and Capital Resources.
        --------------------------------

        The Company had $18 cash on hand at the end of the quarter. The Company had no other cash or other assets, nor any current plans to raise capital. Whether the Company ultimately becomes a going concern depends upon its success in finding and acquiring a suitable private business and the success of that acquired business. At this time, the Company has no commitment for any capital expenditure and foresees none. Offices are provided without charge to the Company. However, the Company will incur routine fees and expenses incident to filing of periodic reports with the Securities and Exchange Commission, and it will incur fees and expenses in the event it makes or attempts to make an acquisition. As a practical matter, the Company expects no significant operating costs other than professional fees payable to attorneys and accountants.

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


DATED: October 20, 1997
                                   SIGMA-7 PRODUCTS, INC.





                                          /s/ Donald J. Smith
                                   By................................
                                          Chief Executive Officer
                                          and Chief Financial Officer