Form 10KSB
period 1997-09-30
SIGMA 7 PRODUCTS INC
filed 1998-01-30
CIK 842290

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                             FORM  10-KSB


           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934


For fiscal year ended September 30, 1997     Commission File No. 0-17700


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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
    Yes  X      No

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

 The aggregate market value of the 45,467,291 shares of common stock of the registrant held by non-affiliates on September 30, 1997 was not determinable.

 At September 30, 1997 a total of 758,287,497 shares of common stock were outstanding.


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


FORWARD LOOKING STATEMENT.

This report contains forward-looking statements and information relating to the Company that are based on the beleifs of its management as well as assumptions made by and information currently available to its management. When used in this report, the words "anticipate", "beleif", "estimate", "expect", "intend", "plan", and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. These statements reflect management's current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The Company's realization of its business aims will depend in the near future principally on the successful completion of its acquisition of operations as discussed below.



BUSINESS OF THE COMPANY.
 The Company's sole business at this point is to seek to acquire assets of or an interest in a small to medium-size company or venture actively engaged in a business generating revenues or having immediate prospects of generating revenues. The Company plans to acquire such assets or shares by exchanging therefor the Company's securities. In order to avoid becoming subject to regulation under the Investment Company Act of 1940, as amended, the Company does not intend to enter into any transaction involving the purchase of another corporation's stock unless the Company can acquire at least a majority interest in that corporation. The Company has not identified any industry, segment within an industry or type of business, nor geographic area, in which it will concentrate its efforts, and any assets or interest acquired may be in any industry or location, anywhere in the world. The Company will give preference to profitable companies or ventures with a significant asset base sufficient to support a listing on a national securities exchange or quotation on the NASDAQ system. Members of management (all of whom are devoting part time to the Company's affairs) plan to search for an operating business or venture which the Company can acquire, thereby becoming an operating company. There is no assurance that the Company will be successful in this endeavor. The Company has no operations or source of revenues. Unless the Company succeeds in acquiring a company or properties which provide cash flow, the Company's ability to survive is in doubt.



COMPETITION.
 The Company will be in direct competition with many entities in its efforts to locate suitable business opportunities. Included in the competition will be business development companies, venture capital partnerships and corporations, small business investment companies, venture capital affiliates of industrial and financial companies, broker-dealers and investment bankers, management and management consultant firms and private individual investors. Most of these entities will possess greater financial resources and will be able to assume greater risks than those which the Company could consider. Many of these competing entities will also possess significantly greater experience, managerial abilities and contacts than the Company's management. Moreover, the Company also will be competing with numerous other public companies available to engage in business combinations with private entities.



EMPLOYEES.
 The Company has no employees other than its officers and no full-time employees. Its officers expect to devote as much of their time as they deem necessary to find and acquire assets or interests in one or more other businesses. It is unlikely that any officer or director will, on the average, devote more than 15 hours per week to the Company's affairs.


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



                               PART  II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters.

MARKET INFORMATION.
 The Company's common stock is quoted in th over-the-counter market under symbol "SMSP" on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc. at a price of $.01 per share. There has been little activity in the market for the Company's shares, and there is no assurance that an active market ever will arise.

HOLDERS.
 The Company's common stock is held of record by approximately 95 persons, which does not include shares held in nominee or "street" name.

DIVIDENDS.
 The Company does not expect to pay a cash dividend upon its capital stock in the foreseeable future. Payment of dividends in the future will depend on the Company's earnings (if any) and its cash requirements at that time.


Item 6.  Management's Discussion and Analysis or Plan of Operation.

BACKGROUND.
 The Company has not had business operations or revenues since September 1994 and is in the development stage.


RESULTS OF OPERATIONS.
 During the fiscal year ended September 30, 1997, the Company incurred a net loss of $18,721 as compared to a net loss of 7,535 for the year ended September 30, 1996. Expenses in fiscal 1997 and 196 related primarily to accounting fees, legal fees and other costs incurred with bringing the Company current in its SEC filings.


LIQUIDITY.
 As of September 30, 1997, the Company had an accumulated deficit of $461,291. The Company has no appreciable assets and is completely illiquid. Management is actively seeking to make one or more acquisitions of privately held companies, properties or interests as described above, but has not yet entered into any understanding, agreement or arrangement with any person respecting such an acquisition. Whether the Company continues as a going concern depends upon its success in finding and acquiring a suitable private business and the success of that acquired business. The Company has no long-term liabilities but does have significant short-term liabilities. The Company pays no salaries or rent. Assets and cash available to the Company from its management and shareholders may not be sufficient for the Company to carry out its business plan. Problems relating to capital resources are more fully discussed in the paragraph below.

CAPITAL RESOURCES.
 The Company has no commitment for any capital expenditure and foresees none. However, the Company will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur fees and expenses in the event it makes or attempts to make an acquisition. As a practical matter, the Company expects no significant operating costs other than professional fees payable to attorneys and accountants. In regard to a proposed acquisition, the Company intends to require the target company to deposit with the Company a retainer which the Company can use to defray such professional fees and costs. In this way, the Company could avoid the need to raise funds for such expenses or becoming indebted to such professionals. Moreover, investigation of business ventures for potential acquisition will involve some costs, including travel, lodging, postage and long-distance telephone charges. Management hopes, once a candidate business venture is deemed to be appealing, to likewise secure a deposit from the business venture to defray expenses of further investigation, such as air travel and lodging expenses. An otherwise desirable business venture may, however, decline to post such a deposit. In this event, such expenses can only be covered if affiliates of the Company loan or contribute the necessary capital to the Company (which is not assured) or if the Company is otherwise able to raise funds from third parties. No source of funding or capital has been identified, and the Company has no credit or means to obtain a loan.

PLAN OF OPERATION.
 The following discussion sets forth Management's plan of operation for the Company over the next twelve months from the date of this report, and thereafter, if no acquisition is made within twelve months.

BUSINESS.
 The following discussion sets forth management's plan of operation for the Company over the next twelve months from the date of this report, and thereafter, if no acquisition is made within twelve months.

 The Company is a "blank check" company which intends to seek, evaluate and (if warranted) acquire one or more properties or private companies or businesses. Such an acquisition may be made by purchase, merger, exchange of stock or otherwise, and may encompass assets or a business entity such as a corporation, partnership or joint venture. Since the Company has no capital, it is unlikely that the Company will be able to take advantage of more than one such opportunity. Management intends to seek acquisitions demonstrating the potential for long-term growth in real value.

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

 Management does not intend to pursue any potential acquisition or com-bination beyond the preliminary negotiation stage with any business venture which does not have and cannot furnish the Company acceptable audited financial statements for at least its two most recent fiscal years and unaudited interim financial statements for any periods subsequent to its most recently completed fiscal year.

 No arrangements, agreements or understandings exist between non-management shareholders and management under which the non-management shareholders may participate in or influence the management of the Company's affairs. Of non-management shareholders, Mr. Brasher has indicated that management holds his confidence and that he currently intends to vote for the sole incumbent director, Mr. Siedow, in the next election of directors.

FORM OF ACQUISITION.
 It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. In addition, the current management and shareholders of the Company most likely will not have control of a majority of the voting shares of the Company following an acquisition transaction. As part of such a transaction, all or a majority of the Company's directors may resign, and new directors may be appointed without any vote by shareholders.

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

 Management anticipates that the acquisition will be structured so as to avoid creating a taxable event under federal tax laws and probably will be structured as a tax-free reorganization under Sections 351 or 368(a) of the Internal Revenue Code of 1986, as amended. It is anticipated that the value of any private company acquired no doubt will greatly exceed that of the Company. Thus it is all but certain that, following the acquisition, the current shareholders of the Company will in the aggregate own 10% or less of the common stock of the Company.


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

ANALYSIS AND INVESTIGATION OF OPPORTUNITIES.
 The selection of a business venture or ventures in which the Company is to participate will be entirely subjective. The Company's lack of funds and full-time management will make it impossible to conduct complete investigations and analyses of individual business opportunities before making a decision. Participation may be based in large part on the perceived quality of a private company's management and personnel, properties or proprietary rights, products, services, marketing concepts, level of technology, or other factors which are often difficult to analyze with complete objectivity. Management's decisions may be made without the benefit of detailed feasibility studies, independent analysis, market surveys and similar professional studies which would be desirable if the Company had more funds available to it. In many instances, it is anticipated that the historical operations of a specific firm may not necessarily be indicative of its potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. Because of the lack of training and experience of management, the Company will be heavily dependent upon the owners of a business opportunity to identify such problems and to implement, or be primarily responsible for the implementation of, required changes. Because the Company may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that the Company will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company's products or services will likely not be established, and such company may not be profitable when acquired.

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


INSIDER SALES OF STOCK.
 No officer, director or affiliate of the Company currently has any intention of selling shares owned by them in the Company to any person in connection with any business opportunity acquired by the Company. However, no law, rule or regulation, and no bylaw or charter provision prevents any such persons from thus actively negotiating or consummating such a sale of their shares. Company shareholders will not be afforded any opportunity to review or approve any buyout of shares held by an officer, director or other affiliate, should such a buyout occur.


USE OF CONSULTANTS.
 The Company has had no discussions, and has entered into no agreements or understandings, with any consultant. The Company's officers and directors have not in the past used any particular consultant(s) on a regular basis and have no plan to recommend that any particular consultant(s) be engaged by the Company on any basis. No particular criteria regarding experience, services, term of service, or the like has been considered or developed regarding the engagement of consultant(s). However, the Company currently has no plan to hire or engage consultant(s) and management believes that a desirable business opportunity can be located and acquired by management.


ACQUISITION-RELATED COMPENSATION.
 It is possible that compensation in the form of common stock, options, warrants or other securities of the Company, cash or any combination thereof, may be paid to various persons in connection with an acquisition by the Company. Such persons may include officers, directors and promoters of the Company and any of their respective affiliates, finders or other persons. Any payments of cash would be made by the business acquired or persons affiliated or associated with it, since the Company has no cash. It is possible that the payment of such compensation may become a factor in any negotiations for the Company's acquisition of a business opportunity. Any such negotiations and compensation may present conflicts of interest between the interests of persons seeking compensation and those of the Company's shareholders, and there is no assurance that any such conflicts will be resolved in favor of the Company's shareholders.


STATE SECURITIES LAWS CONSIDERATIONS.
 Section 18 of the Securities Act of 1933, as amended in 1996, provides that no law, rule, regulation, order or administrative action of any state may require registration or qualification of securities or securities transactions with respect to a "covered security." The term "covered security" is defined in Section 18 to include, among other things, transactions which are exempt from registration under the Securities Act of 1933 pursuant to Section 4(1), which exempts transactions by "any person not an issuer, underwriter or dealer," (that is, secondary resales, such as market trades) provided the issuer of the security files reports with the Commission pursuant to Section 13 or 15(d) of the Exchange Act. In other words, Section 18 defines a covered security to include market trades and other secondary transactions by shareholders in outstanding securities, even if the issuer is a "blank check" company, provided the issuer is a reporting company.

 While subparagraph (c) of Section 18 as amended preserves the authority of the states to require certain limited notice filings and to collect fees as to certain categories of covered securities (including Section 4(1) secondary transactions in the securities of reporting companies), a state may not "directly or indirectly prohibit, limit, or impose conditions based on the merits of such offering or issuer, upon the offer or sale of any (covered) security." This provision prohibits state registration or qualification requirements, other than requiring certain limited notice filings, of trading in the securities of blank check companies which are SEC reporting companies.
The Company will comply with any such state limited notice filings, but is currently not aware of any such filing requirements for market trading.

Item 7.   Financial Statements.

 See index to financial statements at page 12. The financial statements begin following that index. No supplementary financial data is required.


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



            Name                  Age       Position Held and Tenure

 Donald J. Smith        56   President, Chief Executive Officer, Director,
                             Chairman of the Board, since June 2, 1995.

 Timothy S. Gibson      42   Vice President, Secretary, Director since
                             June 2, 1995.

 Richard S. Rouse       56   Vice President, Director since June 2, 1995.

BIOGRAPHICAL INFORMATION.
 The following is a brief account of the business experience during at least the past five years of each person who is a director and executive officer at the time of filing this report, indicating the principal occupation and employment during that period, and the name and principal business of the organization in which such occupation and employment were carried out. None of such persons has ever devoted full time or any significant time to the Company's business. These persons have agreed to devote only such time to the Company's business as seems reasonable and necessary from time to time.


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


GENERAL CONFLICTS OF INTEREST.
 Certain conflicts of interest now exist and will continue to exist between the Company and its officers and directors due to the fact that each has other employment or business interests to which he devotes his primary attention. Each officer and director is expected to continue to do so, notwithstanding the fact that Management time should be devoted to the Company's affairs. The Company has not established policies or procedures for the resolution of current or potential conflicts of interest between the Company and its Management. There can be no assurance that members of Management will resolve all conflicts of interest in the Company's favor. The officers and directors are accountable to the Company as fiduciaries, which means that they are legally obligated to exercise good faith and integrity in handling the Company's affairs. Failure by them to conduct the Company's business in its best interests may result in liability to them.


INDEMNIFICATION.
 The Company's Articles of Incorporation make provision to limit its directors liability to the greatest extent permitted by Colorado law. Colorado has legislation which authorizes corporations to limit or eliminate the personal liability of directors to corporations and their stockholders for monetary damages for breach of directors fiduciary duty of care. The duty of care requires that, when acting on behalf of the corporation, directors must exercise an informed business judgement based on all material information reasonably available to them. Absent the limitations authorized by the legislation, directors are accountable to corporations and their stockholders for monetary damages for conduct constituting gross negligence in the exercise of their duty of care. Although the statute does not change directors duty of care, it enables corporations to limit available relief to equitable remedies such as injunction or recision.



EXCLUSION OF DIRECTOR LIABILITY.
 Directors of the Company will not be personally liable for monetary damages for breach of a director's fiduciary duty as a director, except for liability
(I) for any breach of the director's duty of loyalty to the Company or its stockholders; (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law; (iii) acts omissions for which liability is expressly provided by statute; or (iv) for any transaction from which the director derived an improper personal benefit.
The Certificate of Incorporation provides that if the Colorado Business Corporation Act is amended after the effective date of the Certificate of Incorporation to authorize corporate action further eliminating or limiting the personal liability of directors, then the liability of a director of the Company will be eliminated or limited to the fullest extent permitted by Colorado Business Corporation Act, as so amended. The inclusion of this provision in the Certificate of Incorporation may have the effect of reducing the likelihood of derivative litigation against directors, and may discourage or deter stockholders or management from bringing a lawsuit against directors for breach of their duty of care, even though such action, if successful, might otherwise have benefited the Company and its stockholders.


 In addition to the above provisions, the Company's Articles of Incorporation provide for indemnification of officers, directors and employees for certain of their acts in such capacities to the fullest extent permitted by law.

SIGNIFICANT EMPLOYEES.
 None, other than officers of the Company listed above.



Item 10.  Executive Compensation.

CASH COMPENSATION.
 For the fiscal year ended September 30, 1997, no executive officer received cash compensation.

COMPENSATION PURSUANT TO PLANS.
 No compensation was paid to executive officers pursuant to any plan during the fiscal year just ended, and the Company has no agreement or understanding, express or implied, with any officer or director concerning employment or cash compensation for services.

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



OTHER COMPENSATION.
 None.

COMPENSATION OF DIRECTORS.
 None.

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


                       As of September 30, 1997


                Name and Address             Amount & Nature        Percent
                 of Beneficial                of Beneficial            of
Title of Class        Owner                     Ownership            Class
--------------  -------------------------  --------------------   -----------
Common Stock       Donald J. Smith*            249,000,000           32.93%
No par value       2501 East 3rd Street
                   Casper, WY 80021

SAME               Timothy S. Gibson*            1,000,000            0.0%
                   3300 E. 1st Avenue,
                   Suite 230
                   Denver, CO  80206

SAME               Richard S. Rouse*             1,000,000            0.0%
                   8218 E. Lakeshore Drive
                   Parker, CO  80134

SAME               Eric J. Sundsvold**         150,000,000           19.84%
                   5121 S. Ironton Way
                   Englewood, CO 80111

SAME               Jeffrey Benjamin            200,000,000           26.45%
                   9954 W. Vassar Way
                   Lakewood, CO 80227

* All officers and directors as a group - 251,000,000.               33.20%

** Eric Sundsvold is a licensed securities dealer employed by Rocky Mountain
   Securities, Inc. and a member of the NASD (National Association of Securities Dealers).


CHANGES IN CONTROL.
  A change in control undoubtedly will occur when and if the Company acquires a business opportunity. Although the extent of the change of control cannot be predicted at this time, it is unlikely that the existing shareholders will own more than 10% of the company (or combined entity) following an acquisition.



Item 12.  Certain Relationships and Related Transactions.

 There were no transactions, or series of transactions, for the fiscal year ended September 30, 1997, nor are there any currently proposed transactions, or series of transactions, to which the Company is a party, in which the amount exceeds $60,000, and in which to the knowledge of the Company any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest.



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

 (b) Reports on Form 8-K. None were filed by the Company during the fourth fiscal quarter ended September 30, 1997.

 (c)   Financial statements and supplementary data.




                     Index to Financial Statements

 Independent Auditor's Report ..........................................  F-1

 Balance Sheets as of September 30, 1997 and 1996 ......................  F-2

 Statements of Operations for fiscal years ended
  September 30, 1997, 1996 and 1995 and from October 3, 1988
  (inception) through September 30, 1997 ...............................  F-3

 Statement of Shareholders' Equity
  For the period from October 3, 1988 (inception) to
  September 30, 1997 ...................................................  F-4

 Statements of Cash Flows for fiscal years ended
  September 30, 1997, 1996 and 1995 and from October 3, 1988
  (inception) through September 30, 1997 ...............................  F-6

 Notes to Financial Statements .........................................  F-7



          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


          To the Board of Directors
          SIGMA-7 PRODUCTS, INC.
          Cheyenne, Wyoming

          We have audited the accompanying balance sheets of Sigma-7 Products, Inc. (a development stage company) as of September 30, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for years ended September 30, 1997, 1996 and 1995 and for the period from (inception) October 3, 1988 to September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sigma-7 Products, Inc. (a development stage company) as of September 30, 1997 and 1996, and the results of its operations and its cash flows for the years ended September 30, 1997, 1996 and 1995 and the period from inception (October 3, 1988) to September 30, 1997, in conformity with generally accepted accounting principals.




          Levine, Hughes & Mithue Inc.
          Englewood, Colorado
          January 8, 1998



                     SIGMA-7 PRODUCTS, INC.
                 (A DEVELOPMENT STAGE COMPANY)
                         BALANCE SHEETS
                  SEPTEMBER 30, 1997 AND 1996

                             ASSETS

                                              1997                 1996

Current assets:                         -----------          -----------
  Cash                                  $      581           $    1,431
                                        ===========          ===========




              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                      $   8,657            $      536
  Loan payable - shareholders               9,750                     -
                                        ----------           -----------
    Total current liabilities              18,407                   536

Stockholders' equity:
  Preferred stock, no par value,
   10,000,000 shares authorized;
   none issued and outstanding
  Common stock, no par value;
   1,000,000,000 shares authorized;
   758,287,497  shares issued
   and outstanding at September
   30, 1997 and 1996                      430,715               430,715
  Contributed capital                      12,750                12,750
  Deficit accumulated during the
   development stage                     (461,291)             (442,570)
                                        ----------            ----------
Total stockholders' equity (deficit)      (17,826)                  895
                                        ----------            ----------
                                        $     581             $   1,431
                                        ==========            ==========



                     SIGMA-7 PRODUCTS, INC.
                 (A DEVELOPMENT STAGE COMPANY)
                    STATEMENTS OF OPERATIONS



                                                                   October 3,
                                                                      1988
                           Fiscal Yr.   Fiscal Yr.    Fiscal Yr.  (Inception)
                              Ended        Ended         Ended         To
                           Sept. 30,    Sept. 30,     Sept. 30,    Sept. 30,
                              1997         1996          1995         1997
                            ---------   -----------   ----------   -----------
Revenue                     $      -     $       -    $       -    $   20,966
                            ---------   -----------   ----------   -----------

Operating expenses:
 General and
  administration              18,721         6,862        12,643      503,368
 Interest expense                  -           673           900       35,917
 Amortization                      -             -             -          250
                            ---------   -----------   -----------   ----------
                              18,721         7,535        13,543      539,535
                            ---------   -----------   -----------   ----------

Other income                       -             -        51,160       51,160
                            ---------   -----------   -----------   ----------

Income (loss) before
  extraordinary item:        (18,721)       (7,535)       37,617     (467,409)

Extraordinary items:
  Gain on conversion of
   debt to equity                  -             -             -        6,118
                           ----------   -----------   -----------   ----------

Net income (loss)        $   (18,721)  $    (7,535)  $    37,617   $ (461,291)
                           ==========   ===========   ===========   ==========

Net loss per share       $         *   $         *   $         *   $        *
                           ==========   ===========   ===========   ==========

Weighted average
 number of common
 shares outstanding      758,287,496   755,310,521   683,083,387   349,404,056
                         ============  ============  ============  ===========


  * less than $.01 per share


                     SIGMA-7 PRODUCTS, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF STOCKHOLDERS' EQUITY
               For the period from October 3, 1988
                (inception) to September 30, 1997


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

ISSUANCE OF
 STOCK FOR
 CASH OCT.
 1995 AT
 $.0001
 PER SHARE    12,000,000      1,200            -              -        1,200

ISSUANCE OF
 STOCK FOR
 DISPOSITION
 OF NOTE
 PAYABLE
 SEPT. 1996
 AT $.005      2,245,206     11,226            -              -       11,226

CONTRIBUTED
 CAPITAL OCT.
 1995                  -          -        2,000              -        2,000

CONTRIBUTED
 CAPITAL MAY
 1996                  -          -        4,500              -        4,500

NET INCOME
 FOR THE
 YEAR ENDED
 SEPT. 30,
 1996                  -          -            -         (7,535)      (7,535)
             ------------ ----------  -----------  -------------  ------------
BALANCE AT
 SEPT. 30,
 1996        758,287,497    430,715       12,750        442,570          895

NET LOSS
 FOR THE
 YEAR ENDED
 SEPT. 30
 1997                  -          -            -        (18,721)     (18,721)
             ------------ ---------- ------------- ------------- -------------
BALANCE AT
 SEPT. 30
 1997        758,287,497    430,715       12,750       (461,291)     (17,826)
             ============ ========== ============= ============= =============




                     SIGMA-7 PRODUCTS, INC.
                 (A DEVELOPMENT STAGE COMPANY)
                    STATEMENTS OF CASH FLOWS


                                                                   October 3,
                                                                      1988
                             Fiscal Yr.   Fiscal Yr.  Fiscal Yr.  (Inception)
                               Ended        Ended       Ended         To
                             Sept. 30,     Sept. 30,   Sept. 30,   Sept. 30,
                               1997          1996        1995        1997
                            -----------   ----------  ----------  -----------
Cash flows from
  operating activities:
Net (loss) income            $ (18,721)   $  (7,535)   $ 37,617   $ (461,291)

Adjustments to reconcile
  net income(loss) to
  net cash provided by
  operating activities:
Amortization                         -           -            -          250

Cash provided (used)
  due to changes in
  assets and
  liabilities:
Issuance of common
  stock for services                 -       1,200            -        42,700
Other income                         -           -      (51,160)      (51,160)
Accounts payable                 8,121      (1,107)      (8,607)       45,125
Accrued interest
  and expense                        -      (5,553)         900        12,281
                              ---------   ---------  -----------  ------------

Net cash used by
  operating activities         (10,600)    (12,995)     (21,250)     (412,095)
                              ---------   ---------  -----------  ------------

Cash flows from
  financing activities:
Net proceeds from
  issuance of common
  stock:
   For cash                         -            -       15,500       195,405
   For conversion
    of debt                         -       12,426            -       211,132
Increase in notes
  payable                       9,750       (5,000)           -        10,963
Deferred offering
  costs                             -            -            -       (17,324)
Contributed capital                 -        6,500        6,250        12,750
Increase in
  organization costs                -            -            -          (250)
                             ---------   ----------  -----------  ------------

Net cash provided by
  financing activities          9,750       13,926       21,750       412,676
                             ---------   ----------  -----------  ------------
Net increase in cash
  and cash equivalent            (850)         931          500           581

Cash and cash equivalents,
  beginning of period           1,431          500            -             -
                             ---------   ----------  -----------  ------------
Cash and cash equivalents,
  end of period            $      581   $    1,431   $      500    $      581
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


NOTE 5 EMPLOYEE PROFIT SHARING PLAN

       On April 18, 1989, the Company adopted an Employee Bonus Plan (the "Plan") which provides for the payment of 6% (Six percent) of the Company's pre-tax profit in excess of $50,000 to a plan administrator which shall be selected by the board of directors. Employee bonuses will be distributed 50% to non-salaried employees, 25% to salaried employees and 25% to officers of the Company. The Plan provides for quarterly determinations and distributions within 30 days of each quarter end. No such bonuses have been paid or accrued as of September 30, 1997.



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

       However, options may be granted to employees who own more than 10% of the Company's outstanding common stock only at an option price which is at least 110% of the fair market value of the common stock on the date the option is granted. With respect to options granted pursuant to Section 422A, employees will not recognize taxable income upon either the grant or the exercise of such options. The Company will not be entitled to any compensation deduction with respect to such options unless disqualifying dispositions, as defined by such law, are made. The plan will be administered by the board of directors. No options have been granted or exercised as of September 30, 1997.


NOTE 7 INCOME TAX

       At September 30, 1997, the Company has a net operating loss carryforward of approximately $461,000. The losses are available to be carried forward for a period of up to fifteen (15) years and will expire at various dates from 2004 to 2012.


NOTE 8 RELATED PARTY TRANSACTIONS

       During the fiscal year 1997 the shareholders of the Company made two loans to the Company totalling $9,750. These loans were made to allow the Company to pay for legal accounting fees. The loans are non-interest bearing and are due and payable upon demand.



                            SIGNATURES


 In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date:  1/19/98                         SIGMA-7 PRODUCTS INC.




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

         Name                      Title                           Date
         ----                      -----                           ----

     /s/ Donald J. Smith
 ................................   President, Chief Executive     1/19/98
         Donald J. Smith           Officer, Chief Financial
                                   Officer, Director


     /s/ Timothy S. Gibson
 ................................   Vice President, Director       1/19/98
         Timothy S. Gibson




     /s/ Richard S. Rouse
 ................................   Vice President, Director       1/19/98
         Richard S. Rouse