Form 10QSB
period 1997-12-31
SIGMA 7 PRODUCTS INC
filed 1998-02-12
CIK 842290

SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C.  20549


                       FORM 10-QSB



   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended December 31, 1997         Commission File No. 0-17700


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

                     Yes               No   X

The number of shares outstanding of each of the Registrant's classes of common equity, as of December 31, 1997 are as follows:


           Class of Securities                 Shares Outstanding
          --------------------                 ------------------
       Common Stock, no par value                 758,287,496






                          INDEX
                                                                  Page of
                                                                   Report

      PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements.

      Balance Sheets:

      As of December 31, 1997 (Unaudited) and September 30, 1997 ......    3

      Statement of Operations (Unaudited):

      For the three months ended December 31, 1997
      and Cumulative from inception (October 3, 1988) through December 31,
      1997.............................................................    4

      Statements of Cash Flows (Unaudited):

      For the three months ended December 31, 1997
      and Cumulative from inception (October 3, 1988) through December 31,
      1997.............................................................    5

      Notes to Financial Statements (Unaudited) .......................    6


Item 2.  Management's Discussion and Analysis or Plan of Operation .....   7


      PART II.     OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K ..............................   8


      Signatures .......................................................   8






                 SIGMA-7 PRODUCTS, INC.
              (A DEVELOPMENT STAGE COMPANY)
                     BALANCE SHEETS


                         ASSETS

                                            December 31,      September 30,
                                               1997                1997
                                            ------------      -------------
                                            (Unaudited)          (Note)
Current assets:
  Cash                                    $       1,286       $        581
                                            ============      =============




          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                        $      7,425        $      8,657
  Loan payable-shareholders                     15,250               9,750
                                            -----------       -------------
      Total current liabilities                 22,675              18,407


Stockholders' equity:
  Preferred stock, no par value,
      10,000,000 shares authorized;
      none issued and outstanding
  Common stock, no par value;
      1,000,000,000 shares authorized;
      758,287,496 shares issued and
      outstanding at December 31, 1997
      and September 30, 1997.                  430,715             430,715
  Contributed capital                           12,750              12,750
  Deficit accumulated during the
      development stage                       (464,854)           (461,291)
                                           ------------        ------------

     Total stockholders' (deficit)             (21,389)            (17,826)
                                           ------------        ------------
                                           $     1,286         $       581
                                           ============        ============



Note:   Taken from the audited balance sheet at that date.


                 SIGMA-7 PRODUCTS, INC.
              (A DEVELOPMENT STAGE COMPANY)
                STATEMENTS OF OPERATIONS


                                                            October 3, 1988
                                         Three months          (Inception)
                                             Ended                  To
                                         Dec. 31, 1997       Dec. 31, 1997
                                         -------------      ---------------
                                          (Unaudited)          (Unaudited)

Revenue                                  $         -        $       20,966

Operating expenses:
  General and
     administration                            3,563               506,931
  Interest expense                                 -                35,917
  Amortization                                     -                   250
                                         ------------        --------------
                                               3,563               543,098
                                         ------------        --------------

Other income                                       -                51,160

Income (loss) before
  extraordinary item:                         (3,563)             (470,972)

Extraordinary items:
  Gain on conversion of
     debt to equity                           (3,563)                6,118
                                         -------------        -------------

Net income (loss)                        $    (3,563)         $   (464,854)
                                         =============        ==============

Net loss per share                       $         *          $          *
                                         =============        ==============

Weighted average
   number of common
   shares outstanding                    758,287,496            360,257,281
                                         ============          =============





* less than $.01 per share



                 SIGMA-7 PRODUCTS, INC.
              (A DEVELOPMENT STAGE COMPANY)
                STATEMENTS OF CASH FLOWS


                                                           October 3, 1988
                                           Three Months      (Inception)
                                               Ended             To
                                           Dec. 31, 1997    Dec.  31, 1997
                                          --------------   ----------------
                                            (Unaudited)       (Unaudited)

Cash flows from operating activities:
Net income (loss)                         $     (3,563)    $     (464,854)

Adjustments to reconcile net income(loss)
  to net cash provided by operating
  activities:
Amortization                                         -                250

Cash provided (used) due to changes in
  assets and liabilities:
Issuance of common stock for services                -             42,700
Other income                                         -            (51,160)
Accounts payable                                (1,232)            43,893
Accrued interest and expense                         -             12,281
                                            ------------       -----------

Net cash used by operating activities           (4,795)          (416,890)
                                            ------------       -----------

Cash flows from financing activities:
Net proceeds from issuance of common stock:
      For cash                                       -            195,405
      For conversion of debt                         -            211,132
Increase in notes payable                        5,500             16,463
Deferred offering costs                              -            (17,324)
Contributed capital                                  -             12,750
Increase in organization costs                       -               (250)
                                            ------------       -----------

Net cash provided by financing activities        5,500            418,176
                                            ------------       -----------

Net increase in cash and cash equivalent           705              1,286

Cash and cash equivalents, beginning of
  period                                           581                  -
                                            ------------       -----------

Cash and cash equivalents, end of period   $     1,286         $    1,286
                                           =============       ===========



                 SIGMA-7 PRODUCTS, INC.
              (A DEVELOPMENT STAGE COMPANY)
              NOTES TO FINANCIAL STATEMENTS



NOTE 1  CONDENSED FINANCIAL STATEMENTS

The financial statements included herein have been prepared by SIGMA-7 Products, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the September 30, 1997 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.


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

  FORWARD LOOKING STATEMENTS. This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of its management as well as assumptions made by and information currently available to its management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. These statements reflect management's current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The Company's realization of its business aims will depend in the near future principally on the successful completion of its acquisition of operations as discussed below.

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

  RESULTS OF OPERATIONS. During the fiscal quarter ended December 31, 1997 (the first quarter of the current fiscal year), the Company incurred a net loss of $3,563 as compared to a net loss of -0- for the quarter ended December 31, 1996. Expenses for the first quarter related primarily to accounting fees, legal fees and other costs incurred in regard to the Company's SEC filings.

  LIQUIDITY AND CAPITAL RESOURCES. The Company had $1,286 cash on hand at the end of the fiscal quarter. The Company has, since inception, accumulated a deficit (net loss) of $464,854. The Company had no other cash or other liquid assets, nor any current plans to raise capital. Whether the Company ultimately becomes a going concern depends upon its success in finding and acquiring a suitable private business and the success of that acquired business. At this time, the Company has no commitment for any capital expenditure and foresees none. Offices are provided without charge to the Company. However, the Company will incur routine fees and expenses incident to filing of periodic reports with the Securities and Exchange Commission, and it will incur fees and expenses in the event it makes or attempts to make an acquisition. As a practical matter, the Company expects no significant operating costs other than professional fees payable to attorneys and accountants.

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

Item 6. Exhibits and Reports on Form 8-K.

      (a)  EXHIBITS.  Exhibit 27 - Financial Data Schedule.

      (b)  REPORTS ON FORM 8-K.  NONE.


                       SIGNATURES


  In accordance with the requirements of the Exchange Act, the Registrant caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:   February 10, 1998
                                   SIGMA-7 PRODUCTS, INC.