Form 10QSB
period 1998-03-31
SIGMA 7 PRODUCTS INC
filed 1998-05-15
CIK 842290

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


For Quarter Ended March 31, 1998                    Commission File No. 0-17700


                             SIGMA-7 PRODUCTS, INC.
             (Exact name of Registrant as specified in its charter)


         COLORADO                                          84-1095500
(State or other jurisdiction of                      (I.R.S. Empl. Ident. No.)
incorporation or organization)


         2501 East Third Street
            Casper, Wyoming                                   82609
(Address of Principal Executive Offices)                   (Zip Code)


                                 (307) 235-0012
              (Registrant's Telephone Number, including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such period that the Registrant was required to file such reports), and (2) has been subject to such filing to such filing requirements for at least the past 90 days.

                  YES ____ NO  X

The number of shares outstanding of each of the Registrant's classes of common equity, as of March 31, 1998 are as follows:

                  Class of Securities                         Shares Outstanding
              --------------------------                      ------------------
              Common Stock, no par value                          758,287,496

                                      INDEX

                                                                                                            PAGE OF
                                                                                                             REPORT
PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                  BALANCE SHEETS:

                  As of March 31, 1998  (Unaudited) ............................................................ 3

                  STATEMENT OF OPERATIONS (UNAUDITED):

                  For the three months ended March  31, 1998
                  and Cumulative from inception (October 3, 1988) through March 31, 1998 ....................... 4

                  STATEMENTS OF CASH FLOWS (UNAUDITED):

                  For the three months ended March 31, 1998
                  and Cumulative from inception (October 3, 1988) through March 31, 1998 ....................... 5

                  NOTES TO FINANCIAL STATEMENTS (UNAUDITED)..................................................... 6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION..................... 7

PART II.  OTHER INFORMATION

Item 5.   Other Information .................................................................................... 9

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K...................................................................... 10

                  Signatures.................................................................................... 10

PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS



                             SIGMA-7 PRODUCTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                     ASSETS

                                                                  March 31,                  September 30,
                                                                    1998                         1997
                                                                 ------------                -------------
                                                                   (Unaudited)                       (Note)
CURRENT ASSETS:
    Cash                                                         $        915                $         581
                                                                 ============                =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                             $      6,380                $       8,657
    Loan payable-shareholders                                          23,784                        9,750
                                                                 ------------                -------------

       TOTAL CURRENT LIABILITIES                                       30,164                       18,407
                                                                 ------------                -------------

STOCKHOLDERS' EQUITY:
    Preferred stock, no par value,
       10,000,000 shares authorized;
       none issued and outstanding
    Common stock, no par value; 1,000,000,000 shares authorized;
       758,287,496 shares issued and outstanding at March 31,
       1998 and September 30, 1997.                                   430,715                      430,715
    Contributed capital                                                12,750                       12,750
    Deficit accumulated during the
       development stage                                             (472,714)                    (461,291)
                                                                 ------------                -------------

       TOTAL STOCKHOLDERS' (DEFICIT)                                  (29,249)                     (17,826)
                                                                 ------------                -------------
                                                                 $        915                $         581
                                                                 ============                =============


Note:   Taken from the audited balance sheet at that date.

                             SIGMA-7 PRODUCTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS



                                                                                              October 3, 1988
                                                     Three months          Six months           (Inception)
                                                        ended                ended                  to
                                                    March 31, 1998       March 31, 1998       March 31, 1998
                                                    --------------       --------------       --------------
                                                      (Unaudited)         (Unaudited)          (Unaudited)
REVENUE                                             $            -       $           -        $      20,966
                                                    --------------       -------------        -------------

OPERATING EXPENSES:
 General and
    administration                                           7,860              11,423              514,791
 Interest expense                                                -                   -               35,917
 Amortization                                                    -                   -                  250
                                                    --------------       -------------        -------------
                                                             7,860              11,423              550,958
                                                    --------------       -------------        -------------

OTHER INCOME                                                     -                   -               51,160
                                                    --------------       -------------        -------------

Income (loss) before
 extraordinary item:                                        (7,860)            (11,423)            (478,832)

EXTRAORDINARY ITEMS:
 Gain on conversion of
    debt to equity                                               -                   -                6,118
                                                    --------------       -------------        ------- -----

NET INCOME (LOSS)                                   $       (7,860)      $     (11,423)       $    (472,714)
                                                    ==============       =============        =============

NET LOSS PER SHARE                                               *                   *                    *
                                                    ==============       =============        =============

WEIGHTED AVERAGE
  NUMBER OF COMMON
  SHARES OUTSTANDING                                   758,287,496         758,287,496          370,331,161
                                                    ==============       =============        =============



* less than $.01 per share

                             SIGMA-7 PRODUCTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                             October 3, 1988
                                                     Three Months          Six Months           (Inception)
                                                          ended              ended                  to
                                                     March 31, 1998       March 31, 1998       March 31, 1998
                                                     --------------       --------------       --------------
                                                       (Unaudited)          (Unaudited)          (Unaudited)
CASH FLOWS FROM OPERATING
   ACTIVITIES:
Net (loss) income                                    $      (7,860)       $    (11,423)        $   (472,714)

ADJUSTMENTS TO RECONCILE NET
   INCOME(LOSS) TO NET CASH
   PROVIDED BY OPERATING
   ACTIVITIES:
Amortization                                                     -                   -                  250

CASH PROVIDED (USED) DUE TO
   CHANGES IN ASSETS AND
   LIABILITIES:
Issuance of common stock
   for services                                                  -                   -               42,700
Other income                                                     -                   -              (51,160)
Accounts payable                                            (1,045)             (2,277)              42,848
Accrued interest and expense                                     -                   -               12,281
                                                     -------------        ------------         ------------

Net cash used by operating
   activities                                               (8,905)            (13,700)            (425,795)
                                                     -------------        ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common
    stock:
       For cash                                                  -                   -              195,405
       For conversion of debt                                    -                   -              211,132
Increase in notes payable                                    8,534              14,034               24,997
Deferred offering costs                                          -                   -              (17,324)
Contributed capital                                              -                   -               12,750
Increase in organization costs                                   -                   -                 (250)
                                                     -------------        ------------         ------------

Net cash provided by financing
   activities                                                8,534              14,034              426,710
                                                     -------------        ------------         ------------

Net increase (decrease) in cash
   and cash equivalent                                        (371)                334                  915

Cash and cash equivalents,
   beginning of period                                       1,286                 581                    -
                                                     -------------        ------------         ------------

Cash and cash equivalents,
   end of period                                     $         915        $        915         $        915
                                                     =============        ============         ============

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION.


     BACKGROUND. Sigma-7 Products, Inc. (the "Company") was incorporated in the state of Colorado under the name of Seek-2 Ventures, Inc. on October 3, 1988 as a blind pool corporation for the purpose of obtaining capital to take advantage of domestic and foreign business opportunities. On April 13, 1989, the Company completed its initial public offering of 11,460,000 shares of stock raising the approximately net sum of $93,467.

     On April 19, 1989, the Company amended its Articles of Incorporation changing the Company's name to Sigma-7 Products, Inc. Subsequently, on January 25, 1992, the Company changed its name to Global Development Group, Inc. and back again to Sigma-7 Products, Inc. on May 25, 1995.

     During the period between April 19, 1989 and approximately March 1, 1991, the Company engaged in the manufacture of electronic self-protection devices commonly referred to as "stun-guns". During 1991, the Company determined that pursuing the stun gun manufacturing business would require substantially more funds that it could reasonably expect to raise in the near future. Further, various economic, governmental and regulatory agencies brought focus on the industry to such a manner that it did not appear to be in the Company's best interest to pursue this endeavor. During late February and early March 1991, the Company ceased to operate that business due to a lack of working capital and extended debt.

     Subsequent to January 1, 1991, the Company engaged in a financial restructuring to eliminate as much debt as possible and to make the Company attractive for acquisition and/or merger with qualified individuals and companies with existing operations. Substantial quantities of the Company's common stock have been issued in connection with such restructuring and in connection with the Company's ongoing administrative expenses.

     FORWARD LOOKING STATEMENTS. This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of its management as well as assumptions made by and information currently available to its management. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," "plan," and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. These statements reflect management's current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The Company's realization of its business aims will depend in the near future principally on the successful completion of its acquisition of operations as discussed below.

     BUSINESS OF THE COMPANY. The Company's sole business at this point is to seek to acquire assets of, or an interest in, a small to medium-sized company or venture actively engaged in a business generating revenues or having immediate prospects of generating revenues. The Company plans to acquire such assets or shares by exchanging therefor the Company's securities. In order to avoid becoming subject to regulation under the Investment Company Act of 1940, as amended, the Company does not intend to enter into any transaction involving the purchase of another corporation's stock unless the Company can acquire at least a majority interest in that corporation. The Company has not identified any industry, segment within an industry or type of business, nor geographic area, in which it will concentrate its efforts, and any assets or interest acquired may be in any industry or location, anywhere in the world. The Company will give preference to profitable companies or ventures with a significant asset base sufficient to support a listing on a national securities exchange or quotation on the NASDAQ system. Members of management (all of whom are devoting part time to the Company's affairs) plan to search for an operating business or venture which the Company can acquire, thereby becoming an operating company. There is no assurance that the Company will be successful in this endeavor. The Company has no operation or source of revenues. Unless the Company succeeds in acquiring a company or properties which provide cash flow, the Company's ability to survive is in doubt.

     RESULTS OF OPERATIONS. During the fiscal quarter ended March 31, 1998 (the second quarter of the current fiscal year), the Company incurred a net loss of $7,860 for an accumulated net loss for the first two quarters of its current fiscal year of $11,423. The expenses resulting in the loss related primarily to accounting fees, legal fees and other costs incurred in regard to the Company's Securities and Exchange Commission filings.

     LIQUIDITY AND CAPITAL RESOURCES. The Company had $915 cash on hand at the end of the current quarter. The Company has, since inception, accumulated a deficit (net loss) of $472,714. The Company had no other cash or other liquid assets, nor any current plans to raise capital. The Company's cash has been provided by advances made to the Company by certain of its principal shareholders. Whether the Company ultimately becomes a going concern depends upon its success in finding and acquiring a suitable private business and the success of that acquired business. At this time, the Company has no commitment for any capital expenditure and foresees none. Offices are provided without charge to the Company. However, the Company will incur routine fees and expenses incident to filing of periodic reports with the Securities and Exchange Commission, and it will incur fees and expenses in the event it makes or attempts to make an acquisition. As a practical matter, the Company expects no significant operating costs other than professional fees payable to attorneys and accountants.

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

     The Company has no credit available to it and is unable to borrow money. Management does not anticipate raising funds through the sale of securities or otherwise, and it is unlikely that significant funds could be raised in a securities offering in any event. This inability to raise funds could negatively affect the Company's realization of its business purpose.

PART II   OTHER INFORMATION

ITEM 5.   OTHER INFORMATION.

     On April 14, 1998, a special meeting of the shareholders of the Company was held in Casper, Wyoming pursuant to notice sent to shareholders of record as of March 18, 1998 (the "Special Meeting"). The Special Meeting was called for the purposes of obtaining shareholder approval of (i) a reincorporation of the Company in Nevada which would effect a change in the name of the Company and a recapitalization of the Company involving a reverse split followed by a forward split of the Company's common stock; (ii) a stock option plan pursuant to which options for the purchase of up to 1,000,000 (post-split) shares of common stock of the Company could be issued; and (iii) an employee stock compensation plan pursuant to which up to 1,500,000 (post-split) shares of common stock of the Company could be issued. The notice of the meeting also contemplated that at the meeting the shareholders would elect directors and transact such other business as may come before the meeting.

     Prior to the Special Meeting, the Company received notice from several shareholders holding approximately 4.4% of the outstanding shares that such shareholders intended to dissent with respect to the reincorporation proposal and receive a cash payment with respect to their shares. After consultation with legal counsel, it was determined that the primary purposes of the reincorporation; that is, the recapitalization of the Company could be accomplished without changing the domicile of the Company and without subjecting the Company to the obligation to repurchase the shares of the shareholders that had indicated an intention to dissent.

     At the Special Meeting, management of the Company presented to the shareholders an alternative to the reincorporation proposal which involved the shareholders approving:

                  a. a 1 for 75,000 share reverse split with all fractional shares rounded up to the next full share followed by an immediate 100 for 1 forward split.

                  b. the direct adoption of the compensatory stock option plan by the Company rather than by the Company after it reincorporated in Nevada.

                  c. the direct adoption of the employee stock compensation plan by the Company rather than by the Company after its reincorporation in Nevada.

                  d. an amendment of the Company's Articles of Incorporation to authorize the Company to issue up to 100,000,000 no par value common stock and up to 25,000,000 no par value preferred stock and to change the name of the Company to either Sigma Acquisition Corporation or AMAC Technologies, Inc.

     The shareholders approved the foregoing alternative proposal, subject to a grant to the Board of Directors of the authority to elect to proceed with the reincorporation. In addition, the shareholders re-elected Donald Smith, Timothy Gibson and Donald Cartwright as the members of the Board of Directors of the Company. Mr. Cartwright had been appointed as a director in March 1998 to fill a vacancy caused by the resignation of Richard Rouse.

     Subsequent to the Special Meeting, the Board of Directors of the Company elected to not pursue the reincorporation of the Company as a Nevada corporation. The Board of Directors approved the recapitalization of the Company to be effective on May 22, 1998. As a result of the recapitalization, it is expected that the Company's 758,287,496 currently outstanding shares of common stock will become approximately 1,020,000 shares of common stock.

     The Board of Directors also authorized the Company to offer to Donald Cartwright and the other nine shareholders of AMAC Technologies, Inc. ("AMAC of Minnesota"), to exchange their shares of AMAC of Minnesota for a total of 9,000,000 of the recapitalized shares of the Company's common stock. If the offers are accepted, Mr. Cartwright and the other AMAC of Minnesota shareholders will become holders of approximately 89.8% of the Company's then outstanding common stock. AMAC of Minnesota is a recently established Minnesota corporation with nominal capitalization and no operations. Mr. Cartwright, who is a director of the Company, is a principal shareholder, officer and director of AMAC of Minnesota.

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

Dated:  May 13, 1998               SIGMA-7 PRODUCTS, INC.


                                   By: /s/ Donald J. Smith
                                       -----------------------------------------
                                       Donald J. Smith, Chief Executive Officer,
                                       President and Chief Financial Officer