Form 10QSB
period 1998-06-30
SIGMA 7 PRODUCTS INC
filed 1998-08-14
CIK 842290

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

    FOR QUARTER ENDED JUNE 30, 1998           COMMISSION FILE NO. 0-17700

                             SIGMA-7 PRODUCTS, INC.
             (Exact Name of Registrant as specified in its charter)

         COLORADO                                          84-1095500
(State of Jurisdiction of                               (I.R.S. Employer
incorporation or organization)                        Identification Number)

         7362 UNIVERSITY AVE. NE #310
                 FRIDLEY, MN                                  55432
(Address of Principal Executive Offices)                    (Zip code)

                                 (612) 586-0206
               (Registrant's Telephone Number including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

         Yes   X           No
             -----            -----

The number of shares outstanding of each of the Registrant's classes of common equity, as of August 12, 1998 are as follows:

         Class of Securities                 Shares Outstanding

         Common Stock, no par value                  10,076,500

                                      INDEX




Part I            FINANCIAL INFORMATION

Item 1   Financial Statements

                  Balance Sheets
                           As of June 30, 1998 and September 30, 1997

                  Statement of Operations
                           For the three and nine month periods ended June 30, 1998 and from October 1, 1988 to June 30, 1998

                  Statement of Cash Flows
                           For the three and nine month periods ended June 30, 1998 and from October 1, 1988 to June 30, 1998

                  Notes to Financial Statements

Item 2 Management's Discussion and Analysis of Financial Condition and Plan of Operation

Part II  OTHER INFORMATION

Item 1   Legal Proceedings

Item 2   Changes in Securities

Item 3   Default Upon Senior Securities

Item 4   Submissions of Matters to a Vote of Security Holders

Item 5   Other Information

Item 6   Exhibits and Reports on Form 8-K

         SIGNATURES

PART I   FINANCIAL INFORMATION
Item 1   Financial Statements

                             SIGMA-7 PRODUCTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                     ASSETS

                                                                    JUNE 30, 1998          SEPTEMBER 30, 1997
                                                                    (UNAUDITED)            (NOTE)

Current Assets
      Cash                                                         $          1,243         $          5,812
      Prepaid Expenses                                                       20,000                        0
                                                                   ----------------         ----------------
TOTAL ASSETS                                                       $         21,243         $            581
                                                                   ================         ================

                      LIABILITIES AND SHAREHOLDERS EQUITY

CURRENT LIABILITIES:

Accounts Payable                                                   $         12,015         $         8,657
Loans Payable Shareholders                                                   53,784                   9,750
Accrued Expenses                                                             15,000                       0
                                                                   ----------------         ---------------

TOTAL CURRENT LIABILITIES                                          $         80,799         $        18,407

SHAREHOLDERS EQUITY: Preferred Stock, No Par Value;
      25,000,000 and 10,000,000 authorized, at
      June 30, 1998 and September 30, 1997; none outstanding.

      Common Stock, No Par Value; 100,000,000 and
      1,000,000,000 authorized at June 30, 1998 and
      September 30, 1997; 10,076,500 and 758,287,496 shares
      outstanding at June 30, 1998 and September 30, 1997.         $        439,715         $       430,715

      Contributed Capital                                                    12,750                  12,750
      Deficit Accumulated during the
         Development Stage                                                 (512,021)               (461,291)
                                                                   ----------------         ---------------

TOTAL SHAREHOLDERS DEFICIT                                         $        (59,556)        $       (17,826)
                                                                   ----------------         ---------------

                                                                   $         21,243         $           581
                                                                   ================         ===============

NOTE:  Taken from audited Balance Sheet at that date.
                      (See Notes to Financial Statements)

                             SIGMA-7 PRODUCTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS


                                                     Three Months          Nine Months      October 1, 1988
                                                         ended               ended            (Inception)
                                                     June 30, 1998        June 30, 1998     to June 30, 1998
                                                     -------------       ---------------    ----------------

Revenue                                              $           0       $            0     $        20,966

Operating Expenses:
      General and Administration                            39,307               50,730             554,098
      Interest expense                                                                               35,927
      Amortization                                                                                      250
                                                     -------------       --------------     ---------------

Operating Expenses                                         (39,307)             (50,730)           (590,275)
                                                     -------------       --------------     ---------------

Other Income                                         $           0       $            0     $        51,160

Loss before Extraordinary Item                       $                   $                  $      (518,149)

Extraordinary Gain on Conversion
  of Debt to Equity                                                                                   6,118

Net Loss                                             $     (39,307)      $      (50,730)    $      (512,031)

Net Loss per share                                   $        (.01)      $         (.02)    $          (.71)

Weighted Average Common
Shares Outstanding                                       4,920,000            2,320,000             718,775








                       (See Notes to Financial Statements)

                             SIGMA-7 PRODUCTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS


                                                      Three Months         Nine Months       October 1, 1988
                                                          ended              ended             (Inception)
                                                      June 30, 1998      June 30, 1998      to June 30, 1998
                                                      -------------      -------------      ----------------

CASH FLOWS FROM
OPERATING ACTIVITIES:

NET LOSS                                              $    (39,307)      $      (50,730)     $     (512,021)

ADJUSTMENTS TO RECONCILE
NET LOSS TO NET CASH PROVIDED
BY OPERATING ACTIVITIES:
Amortization:                                                                                           250

CASH PROVIDED (USED) BY CHANGES
IN ASSETS AND LIABILITIES:
Issuance of Stock for Services                                                                       42,700
Other Income                                                                                        (51,160)

Prepaid Expenses                                           (20,000)             (20,000)            (20,000)
Accounts Payable                                             5,635                3,358              48,483
Accrued interest and expense                                15,000               15,000              27,281
                                                      ------------       --------------      --------------

Net Cash used by operating activities                      (38,672)             (52,372)           (464,467)

CASH FLOWS FROM
FINANCING ACTIVITIES:
Issuance of common stock (net)
      For cash                                               9,000                9,000             204,405
      For conversion of debt                                                                        211,132
Increase in Notes Payable                                   30,000               30,000              54,997
Deferred Offering Costs                                                                             (17,324)
Contributed capital                                                                                  12,750
Increase in Organizational Costs                                                                       (250)

Net cash provided by
Financing Activities                                        39,000               39,000             454,710

Net increase (decrease) in cash                                328                  662               1,243

Cash, beginning of period                                      915                  581                   -

Cash, end of period                                          1,243                1,243               1,243


                       (See Notes to Financial Statements)

                             SIGMA-7 PRODUCTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1            CONDENSED FINANCIAL STATEMENTS

                  The financial statements included herein have been prepared by Sigma-7 Products, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the September 30, 1997 audited financial statements and the accompanying notes thereto. While management believes that procedures followed in preparing these financial statements are reasonable, the accuracy of these amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

                  The management of the Company believes that the accompanying unaudited condensed financial statements contain all adjustments, including normal recurring adjustment) necessary to present fairly the operations and cash flows for the periods presented.


NOTE  2           STOCK SPLIT ACTIVITY

                  Pursuant to an action approved by shareholders of the Company at a special meeting held during the quarter ended June 30, 1998. The common stock of the Company was affected by two stock splits. Initially, a reverse stock split in the ratio of 1 new share for 75,000 was effected with all fractional shares rounded up to the nearest whole share. This was followed immediately by a 100 for 1 share stock split. The resulting new shares of the Company substantially reduced the shares outstanding from the prior level of 758,287,496. The final number of shares resulting from the recapitalization has not been determined due to the need to reconcile the impact of the splits on beneficial shareholders. It is estimated, however, that a total of 1,076,500 recapitalized shares will be outstanding as a result of the stock splits.

                  All weighted average and per share calculations included herein have been recomputed to reflect shares on the post split basis.

NOTE  3           RECLASSIFICATION

                  Certain amounts in prior years presentations have been reclassified to conform to current period presentations.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

         BACKGROUND: SIGMA-7 PRODUCTS, INC.(the "Company") was incorporated in the state of Colorado under the name Seek-2 Ventures,Inc. on October 3, 1988 as a "blind pool corporation" for the purpose of obtaining capital to take advantage of domestic and foreign business opportunities. On April 13, 1989, the Company completed its initial public offering of 11,460,000 shares of stock raising approximately the net sum of $93,467.

         On April 9, 1989, the Company amended its Articles of Incorporation, changing the Company's name to Sigma-7 Products, Inc. On January 25,1992 the Company again changed its name to Global Development Group, Inc.
and on May 25, 1995 back to Sigma-7 Products, Inc.

         During the period between April 19,1989 and March 1, 1991, the Company engaged in the manufacture of electronic self-protection devices, commonly referred to as "stun guns". During 1991, the Company determined that pursuing the stun gun manufacturing business would require substantially more funds than it could reasonably expect to raise in the near future. Further, various economic, governmental and regulatory agencies brought focus on the industry to such a manner that it did not appear to be in the Company's best interests to pursue this endeavor. By early March, 1991, the Company had ceased to operate that business due to a lack of working capital and extended debt.

         Subsequent to January 1991, the Company engaged in a financial restructuring to eliminate as much debt as possible and to make the Company attractive for acquisition with existing operations. Substantial quantities of common stock had been issued in connection with this manufacturing and in connection with the Company's ongoing administrative expenses.

         On April 14,1998, a special meeting of shareholders was held in Casper, Wyoming pursuant to notice sent to shareholders of record as of March 18,1998. This special meeting was called for the purposes of obtaining shareholder approval of (1) a reincorporation of the Company in Nevada which would effect a change in the name of the Company and a recapitalization of the Company in the form of a reverse stock split followed by a forward split of the Company's common stock, (2) a stock option plan for up to 1,000,000 post split common shares could be issued, and (3) an employee stock compensation plan wherein up to 1,500,000 post split common shares could be issued. The notice of this special meeting also contemplated the election of directors and transacting of other business as might come before the meeting.

         Prior to the meeting, the Company received notice that several shareholders holding approximately 4.4% of the outstanding common shares intended to dissent with respect to the proposal to reincorporate in Nevada and receive a cash payment for their shares. After consultation with legal counsel, it was determined that the object of the original proposal, namely a recapitalization of the Company, could be accomplished without changing the domicile of the Company and subjecting the Company to the obligation to repurchase the shares of the shareholders that had indicated an intention to dissent.

         At the special meeting, management presented shareholders with an alternative proposal which involved the shareholders approving:

         a. 1 for 75,000 share reverse split with all fractional shames mounded up to the next full share, followed by an immediate 100 to 1 forward split.

         b.   The adoption of a compensatory stock option plan by the Company.

         c. The adoption of an employee stock compensation plan by the Company.

         d. An amendment to the Company's Articles of Incorporation to authorize the Company to issue up to 100,000,000 no par common stock and up to 25,000,000 no par value preferred stock and to change the name of the Company to either Sigma acquisition Corporation to AMAC Technologies, Inc.

         The shareholders approved the foregoing proposal, subject to a grant to the Board of Directors of the authority to elect to proceed with the reincorporation. In addition, the shareholders reelected Donald Smith, Timothy Gibson and Donald Cartwright as members of the Board of Directors of the Company.

         Subsequent to the Special meeting, the Board of Directors elected not to pursue the reincorporation of the Company in Nevada. The Board approved the recapitalization of the Company, effective May 22,1998. As a result, the 758,287,496 common shares of the Company became approximately 1,076,500 common shares.

         On June 4, 1998, The Company acquired AMAC Technologies,Inc. a Minnesota Corporation. The AMAC shareholders, received 9,000,000 of the recapitalized common shares of the Company. AMAC is a recently formed corporation with minimal capitalization and no operations. It is however, in various stages of negotiation with a variety of operating businesses which have expressed a desire to be acquired by a publicly held corporation. After this merger, the former AMAC shareholders became the holders of approximately 89.8% of the Company's common stock.

         Mr. Donald Cartwright, an officer and director of AMAC Technologies, Inc. was appointed chairman and CEO of the Company on June 16,1998. In July 16, 1998, Donald Smith resigned as a member of the Board of Directors, and John T. Paprocki of Wausau, Wisconsin, was appointed to serve in Mr. Smith's place.

         BUSINESS OF THE COMPANY: The sole business of the Company at this time is to seek out and acquire operating businesses. The Company plans to acquire assets of or a majority ownership interest in an operating business in exchange for shares of the Company's capital stock, cash or a combination of shares and cash.

         The Company has announced its intention to acquire Karns Machinery, Inc. in exchange for 113,000 common shares of the Company. In connection with its acquisition, the Company will be required to make $500,000 available to fund operations of Karns Machine, Inc. Karns Machine, Inc. is a 24 year old metal fabrication Company completing development of a unique welding technology, and is based in Lead, South Dakota.

         The Company has not identified any industry, segment within an industry, nor geographic region in which it intends to concentrate its assets or efforts. It however is giving preference to companies which can add significantly to its profits and asset base. Management, ( all of whom are devoting part time efforts to the Company's business) plan to search for operating companies which the Company can acquire and become an operating Company. Theme is no assurance that the Company will he successful in this endeavor. The Company presently has no other source of revenue nor operations. Unless the Company is successful in acquiring a Company or properties that provide cash flow, the survival of the Company is in doubt.

         RESULTS OF OPERATIONS: During the fiscal quarter ended June 30, 1998, (the Company's third fiscal quarter) the Company incurred a net loss of $39,307. Year to date losses amounted to $50,730. The loss is primarily attributed to ongoing professional fees and other costs associated with being a publicly held corporation, such as expenses of filings, with the Securities and Exchange Commission as well as acquisition search expenses( primarily travel in nature) incurred by the Company in its efforts to acquire an operating Company.

         LIQUIDITY AND CAPITAL RESOURCES: At June 30,1998, the Company has $1,243 in cash and has accumulated a deficit of $512,021. The Company has no other cash nor liquid assets. during the three month period ended June 30, 1998, shareholders advanced to the Company a total of $30,000 which was used to pay operating expenses. The advances are repayable upon the request of the shareholders and do not require the payment of interest.

         Subsequent to the date of the financial statements included in this report, the Company was able to secure $750,000 in cash to complete its acquisition of Karns Machinery, Inc. and other working capital needs via the sale of 100,000 shares of common stock to private investors. Management is currently negotiating with several other groups to secure added working capital in the form of direct investment in the Company or borrowing in order to further its effort to acquire an operating Company. Whether the Company ultimately is successful in its effort to acquire operating companies is dependent upon this financing effort.

         The Company has no plans not commitments for Capital expenditures at this time, The Company will incur expenses related to its efforts to acquire additional businesses, professional and Securities and Exchange Commission filings,

PART II  OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

      None

ITEM 2   CHANGES IN SECURITIES

         On May 22, 1998 the 758,287,496 then outstanding shares of common stock of the Company were subjected to a recapitalization involving a reverse stock split and an immediate forward split of the shares. In the reverse stock split shareholders were to receive one share for each 75,000 outstanding shares with all fractional shares being rounded into the next whole share. The resulting shares were then subject to a forward split in which each resulting share from the 75,000 to 1 reverse split would become 100 shares. Due to the treatment of shares beneficially held, the Company has yet to determine the final number of shares outstanding as a result of the recapitalization. The Company estimates, however, that the number will be approximately 1,076,500 shares. Common stock is the only outstanding class of shares of the Company.

         On May 13, 1998, the Board of Directors of the Company authorized the issuance of up to 9,000,000 post recapitalization shares in exchange for up to all of the shares of AMAC Technologies, Inc. ("AMAC"). The 9,000,000 shares were issued on June 8, 1998. AMAC has nominal capitalization and no operations. AMAC does have several pending negotiations to acquire operating businesses, including the acquisition of Karns Machine Inc. a supplier of welding products and services based in Lead, South Dakota, in connection with which acquisition it is contemplated that the Company would issue 113,000 shares of its common stock to the shareholders of Karns Machine Inc.

ITEM 3   DEFAULT UPON SENIOR SECURITIES

      None.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 14, 1998, a special meeting of the Company's shareholders as of March 18, 1998 was held. At the meeting 599,000,000 of the 758,287,496 shares of common stock then outstanding were represented in person or by proxy.

         The shareholders approved the reincorporation of the Company to effect a recapitalization and the adoption of stock option and compensation plans. At the meeting, the directors were granted the authority to elect not to pursue the reincorporation, but to instead effect the recapitalization via stock splits. At the meeting, shareholders also elected three directors.

ITEM 5   OTHER INFORMATION

         The Company expects to sell 100,000 shares of common stock to a private investor in exchange for $735,000 cash. The proceeds from such sale of shares will be used to complete the Karns Machine, Inc. acquisition, and to provide working capital for the Company as it continues its search for additional operating companies.


ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27 - Financial Data Schedule (filed electronically only)

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

         In Accordance with the requirements of the Exchange Act, the registrant caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 14, 1998                SIGMA-7 PRODUCTS, INC.


                                       By:     /s/ Donald W. Cartwright
                                               ------------------------
                                               Chairman, Chief Executive Officer
                                               and Chief Financial Officer